Form 10-Q/A
period 2015-12-31
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2016-03-15
CIK 1642363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q /A

Amendment No. 1

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

Sequin Natural Hair Products, Inc. is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the fiscal period ended December 31, 2015 to furnish the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T, which were removed from the original filing due to a file save error.  Exhibit 101 provides the financial statements and related notes from the Original Report formatted in Extensible Business Reporting Language (XBRL).

ITEM 6.

EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Form 10Q filed with the SEC on March 14, 2016
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Form 10Q filed with the SEC on March 14, 2016
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Form 10Q filed with the SEC on March 14, 2016
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Form 10Q filed with the SEC on March 14, 2016
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

Date:  March 14, 2016

SEGUIN NATURAL HAIR PRODUCTS, INC.

(Registrant)

              /s/ Oivi Launonen

/s/ Oivi Launonen

By:________________________________

______________________________

           Oivi Launonen

Oivi Launonen

           Chief Executive Officer

Chief Financial Officer

           (Principal Executive Officer)

(Principal Accounting Officer)