Form 10-K
period 2016-03-31
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2016-07-13
CIK 1642363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended March 31, 2016

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________ to __________.

Commission File Number:  333-205822

SEGUIN NATURAL HAIR PRODUCTS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	35-7654530
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.

2505 Anthem Village E. Dr., Henderson, NV 89058

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, including Area Code:  (702) 738-2051

Securities Registered Pursuant of Section 12(b) of the Act: None

Securities Registered Pursuant of Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark of the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes [  ]  No [ X ]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No [X]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated  by reference in Part III of this Form 10-K or any  amendment of this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [X ] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the

last business day of the registrant’s most recently completed second fiscal quarter.   [There is no market for the Issuer's common equity]

As of July 7, 2016, there were 16,500,000 common shares issued and outstanding.

SEGUIN NATURAL HAIR PRODUCTS, INC.

FORM 10-K

March 31, 2016

TABLE OF CONTENTS

PART I

3

ITEM 1. Business

3

ITEM 1A.  Risk Factors

4

ITEM 1 B.  Unresolved Staff Comments

10

ITEM 2.  Properties

11

ITEM 3.  Legal Proceedings

11

ITEM 4.  Mine Safety Disclosures

11

PART II

11

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

11

ITEM 6.  Selected Financial Data

11

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

11

ITEM 7A.  Quantitative and Qualitative Disclosure about Market Risk

16

ITEM 8.   Financial Statements and Supplementary Data

17

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

30

ITEM 9A.  Controls and Procedures

30

ITEM 9B.  Other Information

31

PART III

31

ITEM 10.  Directors, Executive Officers and Corporate Governance

31

ITEM 11.  Executive Compensation

34

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

34

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

34

ITEM 14.  Principal Accountants Fees and Services

35

PART IV

36

ITEM 15.  Exhibits

36

SIGNATURES

37

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements in this Report constitute forward-looking statements. All statements other than statements of historical fact contained in this Annual Report, including statements regarding our future results of operations and financial condition, business strategy, operations, plans, prospects, projected revenue and costs and objectives of management are forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “potential,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or words or expressions of similar meaning. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

As more fully described in this Report under the heading “Risk Factors,” many important factors may affect our ability to achieve our stated objectives and commercialize product candidates, including, among other things:

•

economic conditions and governmental policies affecting the hair care products industry;

•

·global competition from other crop nutrient producers;

•

·our limited operating history; and

•

·dependence on key personnel and contractors.

Prospective investors are cautioned that there can be no assurance that any forward-looking statements included in this Report will prove to be accurate. In light of the often significant uncertainties inherent in our forward-looking statements, the inclusion of such statements should not be regarded as a representation or warranty by the Company or any other person that the objectives and plans of the Company will be achieved in any specified time frame, if at all. Except to the extent required by applicable laws or rules, the Company does not undertake any obligation to update any forward-looking statements or to announce revisions to any forward-looking statements.

We caution you that the important risk factors and cautionary statements described in the sections of this Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as in other portions of this Report, may not be all of the factors important to you in determining whether to invest in our securities. We cannot assure you that we will realize the results or developments we expect or anticipate or, even if we realize them substantially, that they will result in the outcomes we expect. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any one factor, or combination of factors, may cause our actual results to differ materially and adversely from those stated or suggested in our forward-looking statements. The forward-looking statements included in this Report are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except to the extent required by law.

ITEM 1. Business

Overview

We were incorporated in April 2014. We intend to engage in the business of developing, marketing, and selling shampoo, conditioner and other hair care products made from all natural ingredients. Initial operations have included organization and incorporation, target market identification, marketing plans, capital formation and property acquisitions. A substantial portion of our activities has involved developing a business plan and establishing contacts and visibility in the marketplace. We have generated no revenues since inception and have had no business operations to date.

Our Company

We intend for our shampoo and conditioner to not only be safe for color treated hair, but to also be a healthy alternative for the hair of our customers and the environment. We plan to add lavender to both our shampoo and our conditioner to enhance the scent. We also plan to have a peppermint, rosemary and orange scented shampoo and conditioner. We plan to manufacturer an anti-dandruff shampoo, skin care products and body care products made from all natural ingredients.

We intend to market our products directly to salons. We also intend to market our product directly to environmentalist groups and websites that generate traffic from people who are environmentally conscious. We plan to market our website on various search engines and through paid advertisements. We also plan to use 'pay per click' advertising on other websites that we feel will reach environmentally conscious customers.

Going Concern

We are a development stage company. The audited financial statements included in this Annual Report have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We have not generated any revenues from operations to date and we currently have no products. We anticipate generating losses for the next twelve months. We will require additional financing in the amount of $648,500 to commence operations as planned. As of March 31, 2015 and March 31, 2016, we have an accumulated deficit and a net loss of ($1,570) and ($41,058), respectively, and cash and cash equivalents of $44,710 and $21,781, respectively.

Corporate Information

We were incorporated in the state of Nevada on April 29, 2014. Our principal executive office and mailing address is 2505 Anthem Village E Dr. Henderson, Nevada 89058. Our telephone number is (702) 738 2051. The address of our website is www.seguinhair.com.

Access to Company Reports

We file periodic reports, information statements and other information with the SEC in accordance with the requirements of the Securities Exchange Act of 1934, as amended. If requested we will make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports available free of charge. Within the time period required by the SEC, we will post on our website any modifications to the code of ethics for our CEO and senior financial officers and any waivers applicable to senior officers as defined in the applicable code, as required by the Sarbanes-Oxley Act of 2002. You may also read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. One may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, our reports and information statements, and our other filings are also available to the public over the Internet at the SEC’s website at www.sec.gov. Unless specifically incorporated by reference in this Annual Report on Form 10-K, information that you may find on our website is not part of this report.

ITEM 1A.  Risk Factors

Risks Related to Our Business

WE WILL NEED TO RAISE ADDITIONAL INVESTMENT CAPITAL, WHICH MAY BE UNAVAILABLE TO US OR, IF RAISED, MAY CAUSE DILUTION OF OUR EXISTING INVESTORS AND PLACE SIGNIFICANT RESTRICTIONS ON OUR ABILITY TO OPERATE.

As of March 31, 2016, we had cash and cash equivalents of $21,781. According to our management’s estimates, based on these funds, an additional $30,000 and our current budget, and assuming we do not commence our product operations, we believe that we have sufficient resources to continue our activity at least until March 31, 2017.

Since we expect not to generate sufficient, if any, revenue or cash flow to fund our operations for the foreseeable future, we will likely need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. We may also need additional funding for developing new product candidates, initiating our sales and marketing capabilities and promoting brand identity as well as for working capital requirements and other operating and general corporate purposes. Moreover, the regulatory compliance arising out of being a publicly registered company following the effectiveness of this offering will dramatically increase our operating costs.

We do not currently have any arrangements or credit facilities in place as a source of funds, and there can be no assurance that we will be able to raise sufficient capital in this offering or additional capital on acceptable terms, if at all. If such financing is not available on satisfactory terms, or is not available, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

If we raise additional capital by issuing equity securities, the percentage ownership of our existing stockholders will be reduced, and these stockholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences and privileges senior to those of our common stock.

Debt financing, if obtained, may involve agreements that include liens on our assets and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, would increase our expenses and could require that our assets be provided as security for such debt. Debt financing would also be required to be repaid regardless of our operating results.

Funding from any source may be unavailable to us on acceptable terms, if at all. If we do not have sufficient capital to fund our operations and expenses, this could lead to the failure of our business and the loss of your investment.

LIMITED OPERATING HISTORY

We were incorporated in the state of Nevada on April 29, 2014. Prior to that time, we had no operations upon which an evaluation of us and our prospects could be based. We subject to all of the risks inherent in the establishment of any new business. Our financial viability is dependent upon raising funds and successfully executing our business plan. The likelihood of our success must be considered in the light of the challenges, both expected and unexpected, frequently encountered in connection with starting and expanding a new business. Accordingly, we are planning to align our primarily fixed expense levels with our expectation of future revenues. As a result, we may be unable to adjust spending in a timely manner to compensate for unexpected shortfalls in any forthcoming revenue. Any such shortfalls will have an immediate adverse impact on our operating results and financial condition which could cause investors to lose all or a substantial part of their investment.

ONCE WE START OUR BUSINESS OPERATIONS, OUR OPERATING RESULTS WILL BE HIGHLY DEPENDENT UPON AND FLUCTUATE BASED UPON BUSINESS AND ECONOMIC CONDITIONS AND GOVERNMENTAL POLICIES AFFECTING THE HAIR CARE PRODUCTS INDUSTRY WHERE WE AND OUR CUSTOMERS OPERATE. THESE FACTORS ARE OUTSIDE OF OUR CONTROL AND MAY SIGNIFICANTLY AFFECT OUR PROFITABILITY.

We have had no operations to date. Since inception, we have raised limited capital resources. Once the Company’s business operations begin, our operating results will be highly dependent upon business and economic conditions and governmental policies affecting the hair care products industry, which we cannot control. The hair care products industry can be affected by a number of factors. The most important of these factors are:

•

a reduction in spending of consumers in general including the area of hair care products; and

•

ingredients for hair care products not begin available or costs for these ingredients increasing.

ONCE WE START OUR BUSINESS OPERATIONS, WE WILL LIKELY FACE INTENSE GLOBAL COMPETITION FROM OTHER CROP NUTRIENT PRODUCERS THAT MAY AFFECT OUR PRICES AND VOLUMES.

Once we start our business operations, our sales of hair care products will likely face intense global competition from other developers, marketers, and sellers of hair care products.

Changes in competitors’ production or shifts in their marketing focus may affect both the prices at which we will sell our products and the volumes that we sell.

Our large competitors regularly introduce new products and spend considerably more than we can on advertising. The distribution of our products and sales can be adversely impacted by the actions of our competitors.

Also, at present, we have limited resources compared to many of our competitors to spend on advertising and marketing. Advertising can be important in reaching consumers, although the effectiveness of any particular advertisement cannot be predicted. Additionally, we may not be able to obtain optimal advertising placements at our current advertising budget. Our limited resources to promote our products through advertising may adversely affect our net sales and operating performance.

ONCE WE START OUR BUSINESS OPERATIONS, CHANGES IN TRANSPORTATION COSTS MAY AFFECT OUR SALES VOLUMES AND SELLING PRICES.

The cost of delivery is a significant factor in the total cost to customers. As a result, once we start our business operations, changes in transportation costs or in customer expectations about such costs may affect our sales volumes and prices.

ONCE WE START OUR BUSINESS OPERATIONS, CUSTOMER EXPECTATIONS ABOUT FUTURE EVENTS MAY HAVE A SIGNIFICANT EFFECT ON THE DEMAND FOR OUR PRODUCTS. THESE EXPECTATIONS MAY SIGNIFICANTLY AFFECT OUR SALES VOLUMES AND SELLING PRICES.

Once we start our business operations, customer expectations about future events may have an effect on the demand and prices for our hair care products. Future events that may be affected by customer expectations include, among others:

•

the quality and acceptance of our products;

•

the price of our products in relation to our competitors;

•

a lack of being able to reach our potential customers; and

•

inability to obtain the ingredients to manufacturer our products or being able to obtain them for the price that we have budgeted.

ONCE WE START OUR BUSINESS OPERATIONS, OUR OPERATIONS WILL LIKELY BE DEPENDENT ON HAVING THE REQUIRED PERMITS AND APPROVALS FROM GOVERNMENTAL AUTHORITIES. DENIAL OR DELAY BY A GOVERNMENT AGENCY IN ISSUING ANY OF OUR PERMITS AND APPROVALS OR IMPOSITION OF RESTRICTIVE CONDITIONS ON US WITH RESPECT TO THESE PERMITS AND APPROVALS MAY IMPAIR OUR BUSINESS AND OPERATIONS.

Once we start our business operations, we will likely require numerous governmental environmental permits and approvals authorizing the distribution of our hair care products. A decision by a government agency to revoke or substantially modify an existing permit or approval could have a material adverse effect on our ability to continue operations.

ENVIRONMENTAL REGULATIONS TO WHICH WE WILL LIKELY BE SUBJECT MAY ALSO HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to permitting requirements, once we start our marketing and distribution operations, we may be subject to numerous other environmental, health and safety laws and regulations in the countries where we operate. These laws and regulations govern a wide range of matters that could significantly affect our operating activities as well as the level of our operating costs and capital expenditures.

WE MAY IN THE FUTURE BE INVOLVED IN LEGAL AND REGULATORY PROCEEDINGS THAT COULD BE MATERIAL TO US.

We may in the future be subject to legal and regulatory proceedings that could be material to our business, results of operations, liquidity or financial condition. These proceedings may be brought by the government or private parties and may arise out of a variety of matters.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The audited financial statements included in this Registration Statement have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We have incurred significant losses since our inception.

Based on our financial statements from inception through March 31, 2016 our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. We have not yet started generating revenue.

The Company intends to finance its operations with cash on hand combined with cash raised from future financing activities. The Company believes these proceeds will be sufficient to fund our projected operating requirements for the fiscal year ending March 31, 2017, assuming that we do not commence our product operations. Our success is dependent upon commercializing our product and our ability to obtain adequate future financing. There can be no assurance that we will have adequate capital resources to fund planned operations or that any additional funds will be available to us when needed or at all, or, if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

DEPENDENCE ON KEY PERSONNEL AND CONTRACTORS

We will be dependent on Oivi Launonen, our chief executive officer, chief financial officer, president, and sole director, and Guillaume Benoit, our secretary and treasurer, for the foreseeable future. The loss of the services of Mr. Launonen or Mr. Benoit could have a material adverse effect on our operations and prospects.

Apart from Messrs. Launonen and Benoit, as of the date hereof, we do not have any employees. Also, we do not have employment agreements with Mr. Launonen or Mr. Benoit. We may enter into employment agreements usual and customary for our industry in the future. Also, we do not currently have any "key man" life insurance on our executive officers.

ABSENCE OF DIVIDENDS

The Company has paid no dividends on its capital stock to date, nor does it anticipate doing so in the foreseeable future.

YOU WILL EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST BECAUSE OF THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK

If we raise additional capital subsequent to this offering through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution.  In the event we seek to raise additional capital through the issuance of debt or its equivalents, this will result in increased interest expense.

WE ARE ENTERING A POTENTIALLY HIGHLY COMPETITIVE MARKET

The market for the creation and distribution of hair care products has several large, well-financed competitors with long-standing brand recognition. These companies compete with us for sales to consumers. We believe that the expanding market for hair care products sales has created room for new competitors such as us, but there can be no assurance that our competitors will not be able to use their financial and other advantages in competing in price or in creating new products, resulting in material adverse effects on our business.

CONFLICTS OF INTEREST

Mr. Launonen, our chief executive officer, chief financial officer, president and sole director also controls a majority of our outstanding shares of Common Stock, and will continue to do so for the foreseeable future. As a result, no other persons can or will be able to effect any Company action except with the consent of Mr. Launonen, and in certain matters (such as compensation, incentive stock ownership, and continues employment), there may be an inherent conflict of interest unless he agrees to abstain from voting on such matters, which he is not legally required to do. Mr. Launonen may also serve as an officer and director of other entities that are not affiliated with us. Such non-affiliates may be involved in similar business enterprises to ours.

WE MAY INCUR SIGNIFICANT COSTS TO BE A PUBLIC COMPANY TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS AND WE MAY NOT BE ABLE TO ABSORB SUCH COSTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect these costs to be approximately $25,000 per year. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors (the “Board”) or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may be unable to absorb these costs of being a public company which will negatively affect our business operations.

WE ARE AN “EMERGING GROWTH COMPANY,” AND ANY DECISION ON OUR PART TO COMPLY ONLY WITH CERTAIN REDUCED DISCLOSURE REQUIREMENTS APPLICABLE TO “EMERGING GROWTH COMPANIES” COULD MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we expect and fully intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We have elected to opt in to the extended transition period for complying with the revised accounting standards. We have elected to rely on these exemptions and reduced disclosure requirements applicable to “emerging growth companies” and expect to continue to do so.

THE JOBS ACT ALLOWS US TO DELAY THE ADOPTION OF NEW OR REVISED ACCOUNTING STANDARDS THAT HAVE DIFFERENT EFFECTIVE DATES FOR PUBLIC AND PRIVATE COMPANIES.

Since we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, this election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

OUR SHARES OF COMMON STOCK WILL NOT BE REGISTERED UNDER THE EXCHANGE ACT AND AS A RESULT WE WILL HAVE LIMITED REPORTING DUTIES WHICH COULD MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS.

Our shares of Common Stock will not be registered under the Exchange Act for the foreseeable future, provided that, we will register our shares of Common Stock under the Exchange Act if we have, after the last day of our fiscal year, more than either (i) 2000 persons; or (ii) 500 shareholders of record who are not accredited investors, in accordance with Section 12(g) of the Exchange Act. As a result, although upon the effectiveness of the Registration Statement of which this Report forms a part we will be required to file annual, quarterly, and current reports pursuant to Section 15(d) of the Exchange Act, as long as our shares of Common Stock are not registered under the Exchange Act, we will not be subject to Section 14 of the Exchange Act, which, among other things, prohibits companies that have securities registered under the Exchange Act from soliciting proxies or consents from shareholders without furnishing to shareholders and filing with the SEC a proxy statement and form of proxy complying with the proxy rules. In addition, so long as our shares of Common Stock are not registered under the Exchange Act, our directors and executive officers and beneficial holders of 10% or more of our outstanding shares of Common Stock will not be subject to Section 16 of the Exchange Act. Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of a registered class of equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of shares of Common Stock and other equity securities, on Forms 3, 4 and 5, respectively. Such information about our directors, executive officers, and beneficial holders will only be available through this (and any subsequent) Registration Statement, and periodic reports we file thereunder. Furthermore, so long as our shares of Common Stock are not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has gone effective), we have fewer than 300 shareholders of record. This suspension is automatic and does not require any filing with the SEC. In such an event, periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.

REPORTING REQUIREMENTS UNDER THE EXCHANGE ACT AND COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002, INCLUDING ESTABLISHING AND MAINTAINING ACCEPTABLE INTERNAL CONTROLS OVER FINANCIAL REPORTING, ARE COSTLY AND MAY INCREASE SUBSTANTIALLY.

The rules and regulations of the Securities and Exchange Commission (the “SEC”) require a public company to prepare and file periodic reports under the Exchange Act, which will require that we engage legal, accounting, auditing and other professional services. The engagement of such services is costly. Additionally, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act of 2010 and other applicable securities rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

We are working with our legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, we anticipate that the expenses that will be required in order to adequately prepare for being a public company could be material. We estimate that the aggregate cost of increased legal services; accounting and audit functions; personnel, such as a chief financial officer familiar with the obligations of public company reporting; consultants to design and implement internal controls; and financial printing alone could be several hundred thousand dollars per year. In addition, if and when we retain independent directors and/or add senior management, we may incur additional expenses related to director compensation and/or premiums for directors’ and officers’ liability insurance, the costs of which we cannot estimate at this time. We may also incur additional expenses associated with investor relations and similar functions, the cost of which we also cannot estimate at this time. However, these additional expenses individually, or in the aggregate, may also be material.

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board or as executive officers.

The increased costs associated with operating as a public company may decrease our net income or increase our net loss, and may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

THE LACK OF PUBLIC COMPANY EXPERIENCE OF OUR MANAGEMENT COULD ADVERSELY IMPACT OUR ABILITY TO COMPLY WITH THE REPORTING REQUIREMENTS OF U.S. SECURITIES LAWS.

Our management lacks public company experience which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Mr. Launonen, our chief executive officer, chief financial officer, president, and sole director, and Guillaume Benoit, our secretary and treasurer, have never been responsible for managing a publicly company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy, in which event you could lose your entire investment in our company.

MANAGEMENT’S LACK OF EXPERIENCE IN OPERATING A BUSINESS THAT DEVELOPS, MARKETS AND SELLS SHAMPOO, CONDITIONER AND OTHER HAIR CARE PRODUCTS MADE FROM ALL NATURAL INGREDIENTS MEANS THAT IT IS DIFFICULT TO ASSESS, OR MAKE JUDGMENTS ABOUT, OUR POTENTIAL SUCCESS.

Mr. Launonen and Mr. Benoit do not have any specific training in running a business that develops, markets and sells hair products made from all natural ingredients. With no direct experience in this area, management may not be fully aware of many of the specific requirements related to working within this industry. As a result, our management may lack certain skills that are advantageous in managing the Company. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.

DIFFICULTY IN PURSUING LAWSUITS AND ENFORCING JUDGMENTS AGAINST COMPANY’S MANAGEMENT DUE TO ITS PRESENCE OUTSIDE OF THE UNITED STATES.

Our management resides outside of the U.S. and all of our assets will be located outside of the U.S. Accordingly, serving process abroad and enforcing U.S. court judgments abroad can prove difficult in light of divergent rules on jurisdiction, requirements for special service of process, lack of international agreements or cooperation. Shareholders are therefore likely to encounter difficulties in pursuing litigation and enforcing their judgments if judgment has been rendered in their favor against the Company’s management. Investors in our Company should strongly consider the risks associated herewith before investing any money in our Company.

Risks Related to Our Common Stock

THERE IS NO ASSURANCE OF A PUBLIC MARKET OR THAT OUR COMMON STOCK WILL EVER TRADE ON A RECOGNIZED EXCHANGE. THEREFORE, YOU MAY BE UNABLE TO LIQUIDATE YOUR INVESTMENT IN OUR STOCK.

There is no established public trading marketing for our Common Stock and there can be no assurance that one will ever develop. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, holders of our securities may not find purchasers for our securities should they to sell securities held by them. Consequently, our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time.

THE OFFERING PRICE OF THE COMMON STOCK WAS DETERMINED BASED ON THE PRICE OF SHARES THAT WERE SOLD TO SOME OF OUR SHAREHOLDERS PURSUANT TO A PRIVATE PLACEMENT AND THEREFORE SHOULD NOT BE USED AS AN INDICATOR OF THE FUTURE MARKET PRICE OF THE SECURITIES. THEREFORE, THE OFFERING PRICE BEARS NO RELATIONSHIP TO OUR ACTUAL VALUE, AND MAY MAKE OUR SHARES DIFFICULT TO SELL.

Since our shares are not listed or quoted on any exchange or quotation system, the offering price of $0.01 per share for the shares of our Common Stock was determined based on the price of the shares that were sold to some of our shareholders pursuant to a private placement. The facts considered in determining the offering price were our financial condition and prospects, our limited operating history and the general condition of the securities market. The offering price bears no relationship to the book value, assets or earnings of our company or any other recognized criteria of value. The offering price should not be regarded as an indicator of the future market price of the securities.

OUR COMMON STOCK IS CONSIDERED A PENNY STOCK, WHICH MAY BE SUBJECT TO RESTRICTIONS ON MARKETABILITY, SO YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares of Common Stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our Common Stock. As long as our shares of Common Stock are subject to the penny stock rules, the holders of such shares of Common Stock may find it more difficult to sell their securities.

SHAREHOLDERS WHO HOLD UNREGISTERED SHARES OF OUR COMMON STOCK ARE SUBJECT TO RESALE RESTRICTIONS PURSUANT TO RULE 144, DUE TO OUR STATUS AS A “SHELL COMPANY.”

Pursuant to Rule 144, a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Form 10 information is equivalent to the information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities and Exchange Act of 1934 (the “Exchange “Act”).  Because none of our non-registered securities can be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company”, any non-registered securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.

ITEM 1 B.  Unresolved Staff Comments

Not Applicable to Smaller Reporting Companies.

ITEM 2.  Properties

We do not currently have a lease agreement in place with respect to premises for our planned business operations. However, we intend to enter into a lease in the near future.

ITEM 3.  Legal Proceedings

There are no material legal proceedings pending against the Company to the knowledge of management.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information. Our Common Stock is presently not quoted or traded on any market or securities exchange.   We plan to have our common stock quoted Over-the-Counter in the future.  However, there can be no assurance that a market maker will agree to file the necessary documents with Financial Industry Regulatory Authority (FINRA), nor can there be any assurance that such an application for quotation will be approved.

(b) Holders.  As of March 31, 2016, the Company has 46 shareholders of record holding common stock.

(c) Dividends.  The Company has not paid any cash dividends to date, and has no intention of paying any cash dividends on the Common Stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of the Company’s Board of Directors and to certain limitations imposed under Nevada law. The timing, amount and form of dividends, if any, will depend upon, among other things, the Company’s results of operations, financial condition, cash requirements, and other factors deemed relevant by the Board of Directors. The Company intends to retain any future earnings for use in its business.

(d) Securities authorized for issuance under equity compensation plans.   None.

(e) Recent Sales of unregistered securities.  None.

ITEM 6.  Selected Financial Data

Not applicable to small reporting company.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our financial statements audited by KLJ & Associates, LLP, our independent registered public accounting firm and the related notes that are included elsewhere in this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” or in other parts of this report. See “Cautionary Note Regarding Forward-Looking Statements.”

Forward Looking Statements

Some of the statements contained in this Annual Report that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•

our ability to raise capital when needed and on acceptable terms and conditions;

•

our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

•

the intensity of competition;

•

general economic conditions; and

•

other factors discussed in Risk Factors.

All forward-looking statements made in connection with this Annual Report which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Company’s Plans

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

Overview

We were incorporated on April 29, 2014 in the State of Nevada. Our mission is to develop and sell shampoo and conditioner made from all natural products. We plan to market shampoo and conditioner directly to hair salons throughout the world, through our website at www.seguihair.com and through the use of various social media platforms.

We are a developmental stage company that has no assets or revenue. We have no track record and may never generate any revenues. An investment in our Company should be considered extremely risky as an investor could lose all of their investment if we fail to meet their goals and projections.

Plan of Operations

Our initial activities have included organization and incorporation, target market identification, marketing plans, capital formation and property acquisitions. Also, a substantial portion of our activities has involved developing a business plan and establishing contacts and visibility in the marketplace. We have generated no revenues since inception and we do not currently have a customer base. As discussed in more detail under “Liquidity and Capital Resources” below, our budget for the 12 months following a sufficient raise in capital is $648,450. We have not yet determined when we will begin to generate revenues. We believe we have enough capital to last until March 31, 2017, assuming we do not commence product operations during such period. However, we will not be able to implement our business plan until we are successful in raising an additional $648,500. Assuming that we are successful in raising the addition capital required to implement our business plan, we foresee the following steps taking place:

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

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2016, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Material Weaknesses

In connection with the audit of our consolidated financial statements for the year ended March 31, 2016, and the period from April 29, 2014 through March 31, 2015, our independent registered public accountants identified material weaknesses in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses relates to having only one employee assigned to positions that involve processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are not reviewed by someone other than the preparer.

Although we are aware of the risks associated with having a small internal accounting staff, we are also at an early stage in the development of our business. We expect to expand our accounting function and improve its ability to handle complex transactions and other matters as we grow our business and can more readily absorb the costs of such expansion and improvements. In the meantime, management will continue to observe and assess our internal audit function and make necessary improvements whenever they may be required.

Revenues

We are a development stage company and have not generated any revenues to date.  We incorporated our business on April 29, 2014.  We have not commenced business operations.   Our operating activities have been limited to our initial capital funding,  filing a resale registration statement with the Securities and Exchange Commission (SEC)  and maintaining our corporate charter.

Costs and Expenses

Our principal costs and expenses have been comprised of professional fees and general administrative expenses associated with the commencement of our business, its initial financing and SEC registration of our common stock on behalf of our shareholders.  Professional fees include accounting, financial auditing and legal services.  General administrative expenses are associated with the SEC registration and other associated corporate compliance activities.

For the period ended, March 31, 2015 and March 31, 2016, executive compensation was $1,200 and -0-, respectively.  Mr. Launonen, our Chief Executive Officer, was paid for his organizational efforts,  in our common stock valued as $1,200 for executive compensation.  Mr. Launonen was not paid any executive compensation for the year ending March 31, 2016.

For the period ended, March 31, 2015 and March 31, 2016, professional fees were -0- and $36,997, respectively.  This increase represents the professional fee expenses associated with our SEC registration statement filing.

For the period ended,  March 31, 2015 and March 31, 2016, our total general and administrative expenses were $370 and $2,491, respectively.  This increase was primarily the result of expenses associated with the SEC registration statement filing.

Liquidity and Capital Resources

For the period Inception (April 29, 2014) through March 31, 2015 we funded our Company through the sale of common stock and an $80 shareholder advance.  We sold 4,500,000 common shares at $0.10 per share raising $45,000.

For the period ending March 31, 2016, the Company was additionally funded by an $18,782 shareholder contribution and a $156 shareholder advance.

For the period ending March 31, 2015 and March 31, 2016, we had cash and cash equivalents of $44,710 and $24,160, respectively.

Our operating activities have a negative operating cash flow effect and our working capital and capital investment requirements have been and will continue to be significant. As a result, we depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations once commenced and new product commercialization efforts.  We anticipate that we will need to raise $648,450 to implement our business plan.

There are a number of risks to investors associated with our financial condition. The sale of additional equity securities, or the issuance of debt convertible into equity securities, could result in dilution to our stockholders. We do not have any credit facilities or other access to bank credit. In the event we could raise long-term debt finance, however, its incurrence would result in increased fixed obligations and could result in our being subject to covenants that would restrict our operations once commenced. In all events, there can be no assurance that we will be able to raise additional capital to the extent we require it, when we require it, on favorable terms, or at all. See “Risk Factors” for further discussion of the risks inherent in any investment in our securities, given our need for capital, the fact that we have not yet commenced operations, and our continuing losses and working capital shortfalls.

Existing capital resources are insufficient to support continuing operations of the Company over the next 12 months. We anticipate that the Company will need approximately $60,000 of additional capital to continue its existing operating activities over the next 12 months.

Management offers no assurance that adequate capital resources will be available to support continuing operations over the next 12 months. Management plans to pursue additional capital funding through multiple sources.

Cash Flows

For the periods ended March 31, 2015 and March 31, 2016, the Company had used cash in operating activities of $370 and $41,867, respectively.  These figures consisted of each periods' net loss.  The increased use in cash was the result of our registration statement filing activities.

Cash provided by financing activities for the period Inception (April 29, 2014) through March 31, 2015 we funded our Company through the sale of common stock and an $80 shareholder advance.  We sold 4,500,000 common shares at $0.10 per share raising $45,000 and shareholder loan of $80.

For the period ending March 31, 2016, the Company was additionally funded by an $18,782 shareholder contribution and a $156 shareholder advance.

Capital Expenditures

The Company has no capital expenditures to date.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We are not subject to any material contingencies.

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Currently, there are no such matters deemed material to the Company.

We do not currently have a lease agreement in place with respect to premises to commence our business operations. However, we intend to enter into a lease in the near future.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of our business, we are not exposed to market risks, such as those that may arise from changes in interest rates or changes in foreign currency exchange rates or that may otherwise arise from transactions in derivatives.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Effects of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the effects of inflation on our results of operations and financial condition, due to the imprecise nature of the estimates required, we believe such effects, if any, have been immaterial.

ITEM 7A.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 8.   Financial Statements and Supplementary Data

Seguin Natural Hair Products, Inc.

March 31, 2016

Index to the Financial Statements

Contents

Page

Balance sheets at March 31, 2016 and 2015

19

Statements of operations for the Year ended March 31, 2016 and the period from April 29, 2014 (Inception)

   ended March 31, 2015

20

Statement of stockholders’ equity for the period from April 29, 2014 (Inception) ended March 31, 2016

21

Statement of cash flows for the Year ended March 31, 2016 and the period from April 29, 2014 (Inception)

ended March 31, 2015

22

Notes to the financial statements

23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Seguin Natural Hair Products, Inc.

We have audited the accompanying balance sheets of Seguin Natural Hair Products, Inc. as of March 31, 2016 and 2015 and  the related statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2016 and for the period  April 29, 2014 (Inception) through March 31, 205. Seguin Natural Hair Products, Inc.’s  management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seguin Natural Hair Products, Inc. as of March 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended March 31, 2016 and for the period April 29, 2014 (Inception) through March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
July 12, 2016

Seguin Natural Hair Products, Inc. Balance Sheets

	March 31, 2016	March 31, 2015

ASSETS
CURRENT ASSETS:
Cash	$21,781	$44,710
Prepaid Expenses	2,379	-

Total Current Assets	24,160	44,710

Total Assets	$24,160	$44,710

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Advances from stockholders	236	80

Total Current Liabilities	236	80

Total Liabilities	236	80

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock par value $0.0001: 500,000,000 shares authorized; 16,500,000 shares issued and outstanding	1,650	1,650
Additional paid-in capital	63,332	44,550
Accumulated deficit	(41,058)	(1,570)

Total Stockholders' Equity	23,924	44,630

Total Liabilities and Stockholders' Equity	$24,160	$44,710

See accompanying notes to the financial statements.

Seguin Natural Hair Products, Inc.
Statements of Operation

		For the Period from
	For the Year	April 29, 2014
	ending	(Inception) to
	March 31, 2016	March 31, 2015

Revenue	$-	$-

Operating Expenses
Salary and wages - officers	-	1,200
Professional fees	36,997	-
General and administrative expenses	2,491	370

Total operating expenses	39,488	1,570

Loss from Operations	(39,488)	(1,570)

Income Tax Provision	-	-

Net Loss	$(39,488)	$(1,570)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	16,500,000	14,541,330

See accompanying notes to the financial statements.

Seguin Natural Hair Products, Inc. Statement of Stockholders' Equity For the Period from April 29, 2014 (Inception) Ended March 31, 2016

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in		Stockholders'
	Shares	Amount	Capital	Accumulated Deficit	Equity

Balance, April 29, 2014 (Inception)	-	$-	$-	$-	$-

Common stock issued as compensation	12,000,000	1,200	-		1,200
at par on April 29, 2014

Common stock issued for cash at $0.01 per share
from August 2014 through March 2015	4,500,000	450	44,550		45,000

Net loss				(1,570)	(1,570)

Balance, March 31, 2015	16,500,000	1,650	44,550	(1,570)	44,630

Capital Contribution			18,782	-	18,782

Net loss				(39,488)	(39,488)

Balance, March 31, 2016	16,500,000	$1,650	$63,332	$(41,058)	$23,924

See accompanying notes to the financial statements.

Seguin Natural Hair Products, Inc. Statements of Cash Flows

			For the Period from
	For the Year		April 29, 2014
	ending		(Inception) to
	March 31, 2016		March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,488)		$(1,570)

Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued as compensation	-		1,200
Changes in operating assets and liabilities:
Prepaid Expenses	(2,379)		-

Net cash used in operating activities	(41,867)		(370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayment to) stockholders	156		80
Proceeds from sale of common stock	-		45,000
Capital contribution	18,782		-

Net cash provided by financing activities	18,938		45,080

Net change in cash	(22,929)		44,710

Cash at beginning of the reporting period	44,710		-

Cash at end of the reporting period	$21,781	#	$44,710

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-		$-

Income tax paid	$-		$-

See accompanying notes to the financial statements.

Seguin Natural Hair Products Inc.

March 31, 2016 and 2015

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

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Seguin Natural Hair Products Inc.

March 31, 2016 and 2015

Notes to the Financial Statements

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

Seguin Natural Hair Products Inc.

March 31, 2016 and 2015

Notes to the Financial Statements

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

Seguin Natural Hair Products Inc.

March 31, 2016 and 2015

Notes to the Financial Statements

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

There were no potentially dilutive common shares outstanding for the reporting period ended March 31, 2016.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by

Seguin Natural Hair Products Inc.

March 31, 2016 and 2015

Notes to the Financial Statements

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

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2016, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

March 31, 2016 and 2015

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

During the year ended March 31, 2016, a significant stockholder of the Company advanced $156 to the Company, which was recorded as non-interest bearing advances from shareholders, payable on demand.

The balance owed as of March 31, 2016 and 2015 was $236 and $80, respectively.

Note 6 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At March  31, 2016, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $41,058 that may be offset against future taxable income through 2036.  No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $13,960 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding the probability of its realization.  The valuation allowance increased approximately $13,426 and $534 for the year ended March 31, 2016 and 2015, respectively.

Components of deferred tax assets in the balance sheets are as follows:

	March 31, 2016	March 31, 2015
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$13,960	$534

Less valuation allowance	(13,960)	(534)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the Year ended March 31, 2016	For the Year ended March 31, 2015

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Seguin Natural Hair Products Inc.

March 31, 2016 and 2015

Notes to the Financial Statements

Note 7 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of March 31, 2016, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. Material weaknesses identified include the lack of any segregation of duties, lack of appropriate accounting policies and management’s assessment of internal control over financial reporting. As a result of the material weaknesses identified, management concluded that Company’s disclosure controls and procedures were not effective.

Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this annual report on Form 10-K fairly present, in all material respects, Company’s financial condition as of March 31, 2016 and 2015, and results of its operations and cash flows for the years ended March 31, 2016 and 2015, in conformity with United States generally accepted accounting principles (GAAP).

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are disclosed below.

Ineffective Oversight of Financial Reporting. The Company has not provided an appropriate level of oversight of the financial reporting process and has not appropriately monitored the Company’s system of internal control. The Company’s monitoring of management’s assessment of internal control over financial reporting did not result in appropriate actions taken by management to remedy the deficiencies in the process to assess internal control over financial reporting. The Company has no independent audit committee overseeing the financial reporting process.

Failure to Segregate Duties. Management has not maintained any segregation of duties within the Company due to its reliance on individuals to fill multiple roles and responsibilities. Our failure to segregate duties has been a material weakness since inception through this annual report.

Sufficiency of Accounting Resources. The Company has limited accounting personnel to prepare its financial statements. The insufficiency of our accounting resources has been a material weakness since inception.

As a result of the material weaknesses in internal control over financial reporting described above, the Company's management has concluded that, as of March 31, 2016, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged the Company’s independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the period ended March 31, 2016, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the names of the Company’s directors, executive officers, and key employees, and their positions with the Company, as of the date of this Annual Report:

Name	Age	Position
Oivi Launonen	70	Chief Executive Officer, Chief Financial Officer, President, and Director
Guillaume Benoit	49	Secretary and Treasurer

Business Experience of Directors and Executive Officers

Oivi Launonen is our founder and has served as our Chief Executive Officer, Chief Financial Officer, President, and sole Director since our inception. Mr. Launonen has been in the salon business most of his life. He has owned both hair salons and retail stores that sell salon products. Mr. Launonen earned a Bachelor of Arts degree from the New Sorbonne University in Paris, France. We believe Mr. Launonen is well-qualified to serve as an executive officer and a director due to his management and leadership experience in the hair salon industry.

Guillaume Benoit has served as our Secretary and Treasurer since our inception. Mr. Benoit holds a Master’s degree in Chemistry from Ecole Polytechnique (Paris Tech). Mr. Benoit has been an active research chemist since his undergraduate studies at the university. Mr. Benoit also studied classic acupuncture in the United Kingdom where he was introduced to the National Institute of Medical Herbalists and Herbal Medicine. He has worked in the field of Herbal Medicine since 1992. He taught an Herbalist course using ancestral knowledge, using the most recent research on the subjects of natural healing and diet at the Institute of Maurice Messegue, which university is named after the famous Herbalist who is widely considered a pioneer in Herbal Medicine.

Except as set forth in the brief account of business experience below, none of the events listed in Item 401(f) of Regulation S-K has occurred during the past ten years and that is material to the evaluation of the ability or integrity of any of the Company’s directors, director nominees or executive officers.

Shareholder Communications

Company shareholders who wish to communicate with the Board of Directors or an individual director may write to Seguin Natural Hair Products' offices located at 2505 Anthem Village East Drive, Henderson, NV 89058. Your letter should indicate that you are a shareholder and whether you own your shares in street name. Letters received will be retained until the next Board meeting when they will be available to the addressed director. Such communications may receive an initial evaluation to determine, based on the substance and nature of the communication, a suitable process for internal distribution, review and response or other appropriate treatment. There is no assurance that all communications will receive a response.

Reports to Shareholders

We may voluntarily send annual reports to our shareholders, which will include audited financial statements. We are a reporting company, and file reports with the Securities and Exchange Commission (SEC), including this Form 10-K as well as other reports on Form 8-K and quarterly reports on Form 10-Q. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F St., NE., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company files its reports electronically and the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed by the company with the SEC electronically. The address of that site is http://www.sec.gov.

Conflict of Interest Policy

Our policy was established to guard against any potential conflicts of interest. As the Company grows it will be the job of the audit committee to decide if additional controls need to be put in place.

Code of Ethics

The Company adopted a Code of Ethics on June 25, 2016 which is attached to this report as Exhibit 14.

Meetings and Committees of the Board of Directors

We presently have no formal independent Board committees. Until further determination, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating and governance committee. The member of the Board of Directors performing these functions as of March 31, 2016 is Oivi Launonen.

Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this prospectus. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time. However, we intend to implement a comprehensive corporate governance program, including establishing various board committees in the future.

Certain Provisions of the Company’s Articles of Incorporation and Nevada Law Relating to Indemnification of Directors and Officers

Subsection 7 of Section 78.138 of the Nevada Revised Statutes (the “Nevada Law”) provides that, subject to certain very limited statutory exceptions, a director or officer is not individually liable to the corporation or its shareholders or creditors for any damages as a result of any act or failure to act in his or her capacity as a director or officer, unless it is proven that the act or failure to act constituted a breach of his or her fiduciary duties as a director or officer and such breach of those duties involved intentional misconduct, fraud or a knowing violation of law. The statutory standard of liability established by Section 78.138 controls even if there is a provision in the corporation’s articles of incorporation unless a provision in the company’s Articles of Incorporation provides for greater individual liability.

Subsection 1 of Section 78.7502 of the Nevada Law empowers a corporation to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he or she is or was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise (any such person, a “Covered Person”), against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by the Covered Person in connection with such action, suit or proceeding if the Covered Person is not liable pursuant to Section 78.138 of the Nevada Law or the Covered Person acted in good faith and in a manner the Covered Person reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceedings, had no reasonable cause to believe the Covered Person’s conduct was unlawful.

Subsection 2 of Section 78.7502 of the Nevada Law empowers a corporation to indemnify any Covered Person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that such person acted in the capacity of a Covered Person against expenses, including amounts paid in settlement and attorneys’ fees actually and reasonably incurred by the Covered Person in connection with the defense or settlement of such action or suit, if the Covered Person is not liable pursuant to Section 78.138 of the Nevada Law or the Covered Person acted in good faith and in a manner the Covered Person reasonably believed to be in or not opposed to the best interests of the Corporation. However, no indemnification may be made in respect of any claim, issue or matter as to which the Covered Person shall have been adjudged by a court of competent jurisdiction (after exhaustion of all appeals) to be liable to the corporation or for amounts paid in settlement to the corporation unless and only to the extent that the court in which such action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances the Covered Person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper Section 78.7502 of the Nevada Law further provides that to the extent a Covered Person has been successful on the merits or otherwise in the defense of any action, suit or proceeding referred to in Subsection 1 or 2, as described above, or in the defense of any claim, issue or matter therein, the corporation shall indemnify the Covered Person against expenses (including attorneys’ fees) actually and reasonably incurred by the Covered Person in connection with the defense.

Subsection 1 of Section 78.751 of the Nevada Law provides that any discretionary indemnification pursuant to Section 78.7502 of the Nevada Law, unless ordered by a court or advanced pursuant to Subsection 2 of Section 78.751, may be made by a corporation only as authorized in the specific case upon a determination that indemnification of the Covered Person is proper in the circumstances. Such determination must be made (a) by the shareholders, (b) by the board of directors of the corporation by majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding, (c) if a majority vote of a quorum of such non-party directors so orders, by independent legal counsel in a written opinion, or (d) by independent legal counsel in a written opinion if a quorum of such non-party directors cannot be obtained.

Subsection 2 of Section 78.751 of the Nevada Law provides that a corporation’s articles of incorporation or bylaws or an agreement made by the corporation may require the corporation to pay as incurred and in advance of the final disposition of a criminal or civil action, suit or proceeding, the expenses of officers and directors in defending such action, suit or proceeding upon receipt by the corporation of an undertaking by or on behalf of the officer or director to repay the amount if it is ultimately determined by a court of competent jurisdiction that he or she is not entitled to be indemnified by the corporation. Subsection 2 of Section 78.751 further provides that its provisions do not affect any rights to advancement of expenses to which corporate personnel other than officers and directors may be entitled under contract or otherwise by law.

Subsection 3 of Section 78.751 of the Nevada Law provides that indemnification pursuant to Section 78.7502 of the Nevada Law and advancement of expenses authorized in or ordered by a court pursuant to Section 78.751 does not exclude any other rights to which the Covered Person may be entitled under the articles of incorporation or any bylaw, agreement, vote of shareholders or disinterested directors or otherwise, for either an action in his or her official capacity or in another capacity while holding his or her office. However, indemnification, unless ordered by a court pursuant to Section 78.7502 or for the advancement of expenses under Subsection 2 of Section 78.751 of the Nevada Law, may not be made to or on behalf of any director or officer of the corporation if a final adjudication establishes that his or her acts or omissions involved intentional misconduct, fraud or a knowing violation of the law and were material to the cause of action. Additionally, the scope of such indemnification and advancement of expenses shall continue for a Covered Person who has ceased to be a director, officer, employee or agent of the corporation, and shall inure to the benefit of his or her heirs, executors and administrators.

Section 78.752 of the Nevada Law empowers a corporation to purchase and maintain insurance or make other financial arrangements on behalf of a Covered Person for any liability asserted against such person and liabilities and expenses incurred by such person in his or her capacity as a Covered Person or arising out of such person’s status as a Covered Person whether or not the corporation has the authority to indemnify such person against such liability and expenses.

The Bylaws of the company provide for indemnification of covered persons substantially identical in scope to that permitted under the Nevada Law. Such Bylaws provide that the expenses of directors and officers of the company incurred in defending any action, suit or proceeding, whether civil, criminal, administrative or investigative, must be paid by the company as they are incurred and in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of such director or officer to repay all amounts so advanced if it is ultimately determined by a court of competent jurisdiction that the director or officer is not entitled to be indemnified by the company.

Section 16(A) Beneficial Ownership Reporting Compliance.

Not Applicable.

ITEM 11.  Executive Compensation

Compensation of Executive Officers

As of the date of this prospectus, no amounts have been paid to, or accrued to, Mr. Launonen or Mr. Benoit in their capacity as executive officers of the Company except for 12 million shares of the Company’s common stock, valued at $1,200 in the aggregate, issued to Mr. Launonen in connection with him serving as an executive officer of the Company.

Compensation of Directors

As of the date of this prospectus, no amounts have been paid to, or accrued to, Mr. Launonen in his capacity as the sole director of the Company.

Employment Agreements

The Company currently has no employment agreements with any named executive officer.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 31, 2016 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 2505 Anthem Village E. Dr. Henderson, Nevada 89058. Percentage ownership is based on 16,500,000 shares of common stock outstanding on March 31, 2016.

(a)  Name of Beneficial Owner of Certain Beneficial Owners

Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership (2)	Percent of Class
Common	Oivi Launonen	12,000,000	72.7%

Total		12,000,000	72.7%

(1)

Address is 2505 Anthem Village E. Drive, Henderson, NV 89058

(2)

Ownership is direct unless stated otherwise in a footnote.

 (b)  Security Ownership of Management.

Security Ownership of Management
Title of Class	Name of and Address of Beneficial Owner (1)	Amount and nature of Beneficial Ownership (2)	Percent of Class
Common	Oivi Launonen	12,000,000	72.7%
Common	Guillaume Benoit	-0-	-0-

(1)

Address is 2505 Anthem Village E. Drive, Henderson, NV 89058

(2)

Ownership is direct unless stated otherwise in a footnote.

(c) Changes in control. Except as otherwise set forth in this Report, there are no arrangements, known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

Certain Transactions

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A) Any of our directors or officers;

(B) Any proposed nominee for election as our director;

(C) Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our common stock; or

(D) Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

During the year ended March 31, 2015, Oivi Launonen, the Chief Executive Officer and a significant stockholder of the Company, advanced $80 to the Company, which was recorded as non-interest bearing advances from shareholders, payable on demand.

For the reporting period ended September 30, 2015, Mr. Launonen also advanced $236 to the Company, which was recorded as non-interest bearing advances from shareholders, payable on demand.

During the year ended March 31, 2016, Oivi Launonen advanced $18,782 which has been characterized as a capital contribution.  Mr. Launonen intends that this capital contribution be characterized as a non-interest bearing advance payable on demand.

Director Independence

As of March 31, 2016, the Company had one (1) Director serving on the Board of Director, Oivi Launonen. The Company is not currently a listed issuer and, as such, is not subject to any director independence standards using the definition of independence set forth in the Nasdaq Marketplace Rule 4200(a)(15).

ITEM 14.  Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s public accounting firm for the audit and the reviews of the Company’s financial statements for the years ended March 31, 2016 and March 31, 2015, were $5,000 and $8,000 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

During the last two fiscal years, the Company incurred $-0- in fees for professional services rendered by the Company’s principal accountant for tax compliance, tax advice or tax planning.

All Other Fees

The Company incurred no other fees during the last two fiscal years for products and services rendered by the Company’s principal accountant.

Our pre-approval policies and procedures for the board, acting in lieu of a separately designated, independent audit committee, described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

The Company’s principal auditor and its affiliated firm completed all of the audit without the assistance of any other firms.

PART IV

ITEM 15.  Exhibits

Exhibit Number	Description of Exhibit	Location of Exhibit

3.1	Articles of Incorporation	Filed as Exhibit 3.1 to Form S-1 July 23, 2015
3.2	Bylaws	Filed as Exhibit 3.2 to Form S-1 July 23, 2015
14	Code of Ethics	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Launonen – CEO	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Launonen - CFO	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Launonen - CEO	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Launonen - CFO	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEGUIN NATURAL HAIR PRODUCTS, INC.

Date: July 12, 2016	/s/ Oivi Launonen _________________________

By: Oivi Launonen Title: Chief Executive Officer (Principal Executive Officer)
Date: July 12, 2016	/s/ Oivi Launenon _________________________

By: Oivi Launonen Title: Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: July12, 2016	/s/ Oivi Launonen _________________________
By: Oivi Launonen
Title: Director

37