Form 10-Q
period 2016-06-30
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2016-08-11
CIK 1642363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2016

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)

Yes  ☒   No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  March 31, 2016 there were 16,500,000 shares of the Company’s common stock were issued and outstanding.

SEGUIN NATURAL HAIR PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2016

2

Seguin Natural Hair Products, Inc.

June 30, 2016

Seguin Natural Hair Products, Inc.

Balance Sheets

	June 30, 2016	March 31, 2016
	(unaudited)	(audited)

ASSETS
CURRENT ASSETS:
Cash	$7,895	$21,781
Prepaid Expenses	693	2,379

Total Current Assets	8,588	24,160

Total Assets	$8,588	$24,160

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$6,000	$-
Advances from stockholders	236	236

Total Current Liabilities	6,236	236

Total Liabilities	6,236	236

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock par value $0.0001: 500,000,000 shares authorized; 16,500,000 shares issued and outstanding	1,650	1,650
Additional paid-in capital	67,297	63,332
Accumulated deficit	(66,595)	(41,058)

Total Stockholders' Equity	2,352	23,924

Total Liabilities and Stockholders' Equity	$8,588	$24,160

See accompanying notes to the financial statements.

Seguin Natural Hair Products, Inc.

Statements of Operation

	For three months	For three months
	ending	ending
	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)

Revenue	$-	$-

Operating Expenses
Professional fees	21,412	20,250
General and administrative expenses	4,125	1,565

Total operating expenses	25,537	21,815

Loss from Operations	(25,537)	(21,815)

Income Tax Provision	-	-

Net Loss	$(25,537)	$(21,815)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	16,500,000	16,500,000

See accompanying notes to the financial statements.

Seguin Natural Hair Products, Inc.

Statement of Stockholders' Equity

For the three months Ended June 30, 2016

(unaudited)

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in		Stockholders'
	Shares	Amount	Capital	Accumulated Deficit	Equity

Balance, March 31, 2015	16,500,000	$1,650	$44,550	$(1,570)	$44,630

Capital Contribution			18,782	-	18,782

Net loss				(39,488)	(39,488)

Balance, March 31, 2016	16,500,000	1,650	63,332	(41,058)	23,924

Capital Contribution			3,965	-	3,965

Net loss				(25,537)	(25,537)

Balance, June 30, 2016	16,500,000	$1,650	$67,297	$(66,595)	$2,352

See accompanying notes to the financial statements.

Seguin Natural Hair Products, Inc.

Statements of Cash Flows

	For the three months	For the three months
	ending	ending
	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,537)	$(21,815)

Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued as compensation	-	-
Changes in operating assets and liabilities:
Prepaid Expenses	1,686
Accrued expenses and other current liabilities	6,000	505

Net cash used in operating activities	(17,851)	(21,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayment to) stockholders	-	-
Proceeds from sale of common stock	-	-
Capital contribution	3,965

Net cash provided by financing activities	3,965	-

Net change in cash	(13,886)	(21,310)

Cash at beginning of the reporting period	21,781	44,710

Cash at end of the reporting period	$7,895	$23,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the financial statements.

Seguin Natural Hair Products Inc.

June 30, 2016

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

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2016 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on July 13, 2016.

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

June 30, 2016

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

June 30, 2016

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

June 30, 2016

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

June 30, 2016

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

There were no potentially dilutive common shares outstanding for the reporting period ended June 30, 2016..

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

June 30, 2016

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

June 30, 2016

Notes to the Financial Statements

Note 5 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Shareholder Advances

During the year ended March 31, 2016, a significant stockholder of the Company advanced $3,965 to the Company, which was recorded as non-interest bearing advances from shareholders, payable on demand.

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

Changes in Internal Control Over Financial Reporting

During the period ended June 30, 2016, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6.

EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 10, 2016

SEGUIN NATURAL HAIR PRODUCTS, INC.
(Registrant)

By:	/s/ Oivi Launonen
Oivi Launonen
Chief Executive Officer
Chief Financial Officer
(Principal Accounting Officer)

