Form 10-Q
period 2016-09-30
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2016-11-14
CIK 1642363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2016

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

SEGUIN NATURAL HAIR PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2016

Seguin Natural Hair Products, Inc.

September 30, 2016

Index to the Financial Statements

Contents Page(s)

 Seguin Natural Hair Products, Inc.

 Balance Sheets

	September 30, 2016	March 31, 2016
	(unaudited)	(audited)

ASSETS
CURRENT ASSETS:
Cash	$2,015	$21,781
Prepaid Expenses	596	2,379

Total Current Assets	2,611	24,160

Total Assets	$2,611	$24,160

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Advances from stockholders	236	236

Total Current Liabilities	236	236

Total Liabilities	236	236

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock par value $0.0001: 500,000,000 shares authorized;
16,500,000 shares issued and outstanding	1,650	1,650
Additional paid-in capital	73,232	63,332
Accumulated deficit	(72,507)	(41,058)

Total Stockholders' Equity	2,375	23,924

Total Liabilities and Stockholders' Equity	$2,611	$24,160

See accompanying notes to the financial statements.

 Seguin Natural Hair Products, Inc.

 Statements of Operation

	For six months	For six months	For three months	For three months
	ending	ending	ending	ending
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	27,209	30,788	5,797	10,538
General and administrative expenses	4,240	2,236	115	671

Total operating expenses	31,449	33,024	5,912	11,209

Loss from Operations	(31,449)	(33,024)	(5,912)	(11,209)

Income Tax Provision	-	-	-	-

Net Loss	$(31,449)	$(33,024)	$(5,912)	$(11,209)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	16,500,000	16,500,000	16,500,000	16,500,000

 See accompanying notes to the financial statements.

Seguin Natural Hair Products, Inc.

Statement of Stockholders' Equity

For the six months Ended September 30, 2016

(unaudited)

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in		Stockholders'
	Shares	Amount	Capital	Accumulated Deficit	Equity

Balance, March 31, 2015	16,500,000	$1,650	$44,550	$(1,570)	$44,630

Capital Contribution			18,782	-	18,782

Net loss				(39,488)	(39,488)

Balance, March 31, 2016	16,500,000	1,650	63,332	(41,058)	23,924

Capital Contribution			9,900	-	9,900

Net loss				(31,449)	(31,449)

Balance, September 30, 2016	16,500,000	$1,650	$73,232	$(72,507)	$2,375

See accompanying notes to the financial statements.

 Seguin Natural Hair Products, Inc.

 Statements of Cash Flows

	For the six months	For the six months
	ending	ending
	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,449)	$(33,024)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid Expenses	1,783	2,863

Net cash used in operating activities	(29,666)	(30,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayment to) stockholders	-	255
Capital contribution	9,900	-

Net cash provided by financing activities	9,900	255

Net change in cash	(19,766)	(29,906)

Cash at beginning of the reporting period	21,781	44,710

Cash at end of the reporting period	$2,015	$14,804

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the financial statements.

 Seguin Natural Hair Products Inc.

September 30, 2016 and 2015

Notes to the Financial Statements

(unaudited)

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

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2016 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on July 16, 2016.

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

Seguin Natural Hair Products Inc.

September 30, 2016 and 2015

Notes to the Financial Statements

(unaudited)

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

Seguin Natural Hair Products Inc.

September 30, 2016 and 2015

Notes to the Financial Statements

(unaudited)

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

September 30, 2016 and 2015

Notes to the Financial Statements

(unaudited)

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

There were no potentially dilutive common shares outstanding for the reporting period ended September 30, 2016 and 2015.

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

September 30, 2016 and 2015

Notes to the Financial Statements

(unaudited)

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

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

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

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2016, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Seguin Natural Hair Products Inc.

September 30, 2016 and 2015

Notes to the Financial Statements

(unaudited)

Shareholder Advances

During the year ended March 31, 2015, a significant stockholder of the Company advanced $80 to the Company, which was recorded as non-interest bearing advances from shareholders, payable on demand.

During the year ended March 31, 2016, a significant stockholder of the Company advanced $236 to the Company, which was recorded as non-interest bearing advances from shareholders, payable on demand.

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

Changes in Internal Control Over Financial Reporting

During the period ended September 30, 2016, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6.

EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 11, 2016

SEGUIN NATURAL HAIR PRODUCTS, INC.
(Registrant)

By:	/s/ Oivi Launonen
Oivi Launonen
Chief Executive Officer
Chief Financial Officer
(Principal Accounting Officer)