Form 10-Q
period 2016-12-31
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2017-02-21
CIK 1642363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2016

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)

Yes  ☒   No☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  February 21, 2017, there were 16,500,000 shares of the Company’s common stock were issued and outstanding.

SEGUIN NATURAL HAIR PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended December 31, 2016

Seguin Natural Hair Products, Inc.

December 31, 2016

Seguin Natural Hair Products, Inc.
Balance Sheets
(Unaudited)

	December 31, 2016	March 31, 2016

ASSETS
CURRENT ASSETS:
Cash	$554	$21,781
Prepaid Expenses	99	2,379

Total Current Assets	653	24,160

Total Assets	$653	$24,160

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Advances from stockholders	236	236

Total Current Liabilities	236	236

Total Liabilities	236	236

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock par value $0.0001: 500,000,000 shares authorized; 16,500,000 shares issued and outstanding	1,650	1,650
Additional paid-in capital	82,662	63,332
Accumulated deficit	(83,895)	(41,058)

Total Stockholders' Equity	417	23,924

Total Liabilities and Stockholders' Equity	$653	$24,160

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.
Statements of Operations
(Unaudited)

	For nine months	For nine months	For three months	For three months
	ending	ending	ending	ending
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	30,039	34,095	2,830	3,307
General and administrative expenses	12,798	2,278	8,558	42

Total operating expenses	42,837	36,373	11,388	3,349

Loss from Operations	(42,837)	(36,373)	(11,388)	(3,349)

Income Tax Provision	-	-	-	-

Net Loss	$(42,837)	$(36,373)	$(11,388)	$(3,349)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding: - basic and diluted	16,500,000	16,500,000	16,500,000	16,500,000

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.
Statements of Cash Flows
(Unaudited)

	For the nine months	For the nine months
	ending	ending
	December 31, 2016	December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,837)	$(36,373)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid Expenses	2,280	-
Accrued expenses and other current liabilities	-	3,307

Net cash used in operating activities	(40,557)	(33,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayment to) stockholders	-	156
Capital contribution	19,330	-

Net cash provided by financing activities	19,330	156

Net change in cash	(21,227)	(32,910)

Cash at beginning of the reporting period	21,781	44,710

Cash at end of the reporting period	$554	$11,800

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products Inc.

December 31, 2016 and 2015

Notes to the Financial Statements

(unaudited)

Note 1 – Organization and Basis of Representation

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

Note 2 – Going Concern

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

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2016, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Stockholders’ Equity (Deficit)

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

Note 4 – Related Party Transactions

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

During the year ended March 31, 2016, a significant stockholder of the Company advanced $236 to the Company, which was recorded as non-interest bearing advances from shareholders, payable on demand. The total due at December 31, 2016 is $236.

Capital Contribution

During the nine months ended 12/31/16, Oivi Launonen, CEO of the Company, made a total capital contribution of $19,330.

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

In addition, we anticipate the following costs and fees in connection with implementing our business plan:

●   We estimate the cost of shipping our products in the first year of operations to be $15,000.

●   We estimate all bookkeeping accounting costs in our first year of operations to be $15,000.

●   We estimate that all necessary travel expenses in our first year of operations will be approximately $60,000.

●   We estimate that employee payroll in our first year of operations to be approximately $65,000.

●   We estimate that attorneys’ fees in our first year of operations will be $20,000.

●   We estimate that electronic filing fees in our first year of operations will be $3,000.

●   We estimate spending an estimated $25,000in our first year of operations on miscellaneous costs.

We expect that if we had the $648,500 that we need in order to commence production that it would take approx. 120 days before we would be in a position to ship out our first order.

If we are unable to raise additional cash to fund our operations, we will either have to suspend or cease our expansion plans entirely, or possibly seek a potential business combination.

Our plan of operations

We will need a significant infusion of capital, whether in the form of debt or equity financing to implement our business plan. We have no commitment for additional funding. Without this capital infusion, it is highly unlikely that we will be able to implement our business plan.

Results of Operations

For the three and nine months ended December 31, 2016 and 2015

We did not generate any revenues during these periods. Operating expenses for the three and nine months ended December 31, 2016 were $11,388 and $42,837 as compared to $3,349 and $36,373 for the three and nine months ended December 31, 2015. The increase in operating expenses for the nine months ended December 31, 2016 as compared to the nine months ended December 31, 2015 is primarily attributable to legal and accounting fees incurred in connection with updating of the Company’s filings with the SEC.

The basic and diluted Net Loss per share of common stock for the three and nine months ended December 31, 2016 and 2015 was $(0.00) and $(0.00).

Until such time as we can implement our business plan we anticipate ongoing losses.

Liquidity and Capital Resources

At December 31, 2016 and March 31, 2016

We had nominal assets at both December 31, 2016 and March 31, 2016. As of December 31, 2016, we had $554 in cash as compared to $21,781at March 31, 2016. Total liabilities at December 31, 2016 were $236 consisting of advances from shareholders totaling $236. At March 31, 2016, liabilities totaled $236 consisting of $236 as advances from related shareholders. Advances from shareholders are due on demand with no interest due on the outstanding balance. Unless our officers continue to advance funds to the Company, of which there can be no assurance, or the Company receives an infusion of capital, it is unlikely that the Company will continue operations. At December 31, 2016 we had an accumulated deficit of $(83,895) as compared to $(41,058) at March 31, 2016.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2016, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

During the period ended December 31, 2016, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Date:  February 21, 2017

SEGUIN NATURAL HAIR PRODUCTS, INC.
(Registrant)

By:	/s/ Oivi Launonen
Oivi Launonen
Chief Executive Officer
Chief Financial Officer
(Principal Accounting Officer)