Form 10-Q/A
period 2016-06-30
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2017-02-22
CIK 1642363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

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

 EXPLANATORY NOTE

The Company is filing this Amendment No. 1 on Form 10-Q/A because the previous Form 10-Q for the period ended June 30, 2016, was filed by the Company without the review or approval of an independent public accountant. The financial statements included herein as of June 30, 2016 and for the three months ended June 30, 2016 and 2015 have been reviewed by our current independent registered public accounting firm.

SEGUIN NATURAL HAIR PRODUCTS, INC.

FORM 10-Q/A

For the Quarter Ended June 30, 2016

 Seguin Natural Hair Products, Inc.

June 30, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Seguin Natural Hair Products, Inc.

Henderson, NV

We have reviewed the accompanying balance sheet of Seguin Natural Hair Products, Inc. (the “Company”) as of June 30, 2016, and the related statements of operations and cash flows for the three months ended June 30, 2016 and 2015. These financial statements are the responsibility of the entity’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has negative cash flow from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

February 21, 2017

Seguin Natural Hair Products, Inc.

Balance Sheets

(Unaudited)

	June 30, 2016	March 31, 2016

ASSETS
CURRENT ASSETS:
Cash	$7,895	$21,781
Prepaid Expenses	693	2,379

Total Current Assets	8,588	24,160

Total Assets	$8,588	$24,160

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$6,000	$-
Advances from stockholders	236	236

Total Current Liabilities	6,236	236

Total Liabilities	6,236	236

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock par value $0.0001: 500,000,000 shares authorized; 16,500,000 shares issued and outstanding	1,650	1,650
Additional paid-in capital	67,297	63,332
Accumulated deficit	(66,595)	(41,058)

Total Stockholders' Equity	2,352	23,924

Total Liabilities and Stockholders' Equity	$8,588	$24,160

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

Seguin Natural Hair Products, Inc.

Statements of Cash Flows

(Unaudited)

	For the three months	For the three months
	ending	ending
	June 30, 2016	June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,537)	$(21,815)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid Expenses	1,686	-
Accrued expenses and other current liabilities	6,000	505

Net cash used in operating activities	(17,851)	(21,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	3,965	-

Net cash provided by financing activities	3,965	-

Net change in cash	(13,886)	(21,310)

Cash at beginning of the reporting period	21,781	44,710

Cash at end of the reporting period	$7,895	$23,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products Inc.

June 30, 2016 and 2015

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

Note 2 – Basis of Presentation

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

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2016, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the year ended March 31, 2016, a significant stockholder of the Company advanced $236 to the Company, which was recorded as non-interest bearing advances from shareholders, payable on demand. The total due at June 30, 2016 is $236.

Contribution of Capital

During the three months ended June 30, 2016, Oivi Launonen, CEO of the Company, made a total capital contribution of $3,965.

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

Plan of Operations

Our initial activities have included organization and incorporation, target market identification, marketing plans, capital formation and property acquisitions. Also, a substantial portion of our activities has involved developing a business plan and establishing contacts and visibility in the marketplace. We have generated no revenues since inception and we do not currently have a customer base. As discussed in more detail under “Liquidity and Capital Resources” below, our budget for the 12 months following a sufficient raise in capital is $648,450. We have not yet determined when we will begin to generate revenues. We have enough capital to last until July 2017, assuming we do not commence operations during such period, but will not be able to implement our business plan until we are successful in raising an additional $648,500. Assuming that we are successful in raising the addition capital required to implement our business plan, we foresee the following steps taking place:

(a) We would secure a lease for a warehouse that has approximately 5,000 square feet of space. We estimate that a one year lease will cost $36,000.

(b) Once we secure warehouse space we would set up our phone system. We estimate that setting up a phone system and purchasing a long distance calling plan would cost $4,800 annually.

(c) We would update and expand our website. This includes making our products available for sale through our website. We estimate this process to take approximately 2 months and cost $25,000

(d) We would purchase the necessary products that we need in order to start producing our shampoo and conditioner. We estimate that it will take up to 60 days to receive all of the necessary products that we need to produce our initial batch shampoo and conditioner. We estimate that these raw products will cost $47,000.

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

Results of Operations

For the three months ended June 30, 2016 and 2015

We did not generate any revenues during these periods. Operating expenses for the three months ended June 30, 2016 were $25,537 as compared to $21,815 for the three months ended June 30, 2015. The increase in general and administrative expenses for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 is primarily attributable to legal and accounting fees incurred in connection with updating of the Company’s filings with the SEC.

The basic and diluted Net Loss per share of common stock for the three months ended June 30, 2016 and 2015 was $(0.00) and $(0.00). Until such time as we can implement our business plan we anticipate ongoing losses.

Liquidity and Capital Resources

At June 30, 2016 and March 31, 2016

We had nominal assets at both June 30, 2016 and March 31, 2016. As of June 30, 2016, we had $7,895 in cash as compared to $21,781at March 31, 2016. Total liabilities at June 30, 2016 were $6,236 consisting of accrued expenses totaling $6,000 and advances from shareholders totaling $236. At March 31, 2016, liabilities totaled $236 consisting of $0 in accrued expenses and $236 as advances from related shareholders. Advances from shareholders are due on demand with no interest due on the outstanding balance. Unless our officers continue to advance funds to the Company, of which there can be no assurance, or the Company receives an infusion of capital, it is unlikely that the Company will continue operations. At June 30, 2016 we had an accumulated deficit of $(66,595) as compared to $(41,058) at March 31, 2016.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2016, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q/A, an evaluation was carried out by management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

8