Form 10-Q/A
period 2016-09-30
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2017-02-22
CIK 1642363

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

 EXPLANATORY NOTE

The Company is filing this Amendment No. 1 on Form 10-Q/A because the previous Form 10-Q for the period ended September 30, 2016, was filed by the Company without the review or approval of an independent public accountant. The financial statements included herein as of September 30, 2016 and for the three and six months ended September 30, 2016 and 2015 have been reviewed by our current independent registered public accounting firm.

SEGUIN NATURAL HAIR PRODUCTS, INC.

FORM 10-Q/A

For the Quarter Ended September 30, 2016

  Seguin Natural Hair Products, Inc.

September 30, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Seguin Natural Hair Products, Inc.

Henderson, NV

We have reviewed the accompanying balance sheet of Seguin Natural Hair Products, Inc. (the “Company”) as of September 30, 2016, and the related statements of operations and cash flows for the three and six months ended September 30, 2016 and 2015. These financial statements are the responsibility of the entity’s management.

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

www.malonebailey.com

Houston, Texas

February 21, 2017

Seguin Natural Hair Products, Inc.

Balance Sheets

(Unaudited)

	September 30, 2016	March 31, 2016

ASSETS
CURRENT ASSETS:
Cash	$2,015	$21,781
Prepaid Expenses	596	2,379

Total Current Assets	2,611	24,160

Total Assets	$2,611	$24,160

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Advances from stockholders	236	236

Total Current Liabilities	236	236

Total Liabilities	236	236

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock par value $0.0001: 500,000,000 shares authorized; 16,500,000 shares issued and outstanding	1,650	1,650
Additional paid-in capital	73,232	63,332
Accumulated deficit	(72,507)	(41,058)

Total Stockholders' Equity	2,375	23,924

Total Liabilities and Stockholders' Equity	$2,611	$24,160

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

Seguin Natural Hair Products, Inc.

Statements of Cash Flows

(Unaudited)

	For the six months	For the six months
	ending	ending
	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,449)	$(33,024)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expenses	1,783	-

Net cash used in operating activities	(29,666)	(33,024)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from (repayment to) stockholders	-	255

Capital contribution	9,900	-

Net cash provided by financing activities	9,900	255

Net change in cash	(19,766)	(32,769)

Cash at beginning of the reporting period	21,781	44,710

Cash at end of the reporting period	$2,015	$11,941

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

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

Note 2 - Basis of Presentation

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

During the year ended March 31, 2016, a significant stockholder of the Company advanced $236 to the Company, which was recorded as non-interest bearing advances from shareholders, payable on demand. The total due at September 30, 2016 is $236.

Capital Contribution

During the six months ended September 30, 2016, Oivi Launonen, CEO of the Company, made a total capital contribution of $9,900.

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

Results of Operations

For the three and six months ended September 30, 2016 and 2015

We did not generate any revenues during these periods. Operating expenses for the three and six months ended September 30, 2016 were $5,912 and $31,449 as compared to $11,209 and $33,024 for the three and six months ended September 30, 2015. The decrease in operating expenses for the six months ended September 30, 2016 as compared to the six months ended September 30, 2015 is primarily attributable to legal and accounting fees incurred in connection with updating of the Company’s filings with the SEC. The.

The basic and diluted Net Loss per share of common stock for the three and six months ended September 30, 2016 and 2015 was $(0.00) and $(0.00).

Until such time as we can implement our business plan we anticipate ongoing losses.

Liquidity and Capital Resources

At September 30, 2016 and March 31, 2016

We had nominal assets at both September 30, 2016 and March 31, 2016. As of September 30, 2016, we had $2,015 in cash as compared to $21,781at March 31, 2016. Total liabilities at September 30, 2016 were $236 consisting of advances from shareholders totaling $236. At March 31, 2016, liabilities totaled $236 consisting of $236 as advances from related shareholders. Advances from shareholders are due on demand with no interest due on the outstanding balance. Unless our officers continue to advance funds to the Company, of which there can be no assurance, or the Company receives an infusion of capital, it is unlikely that the Company will continue operations. At September 30, 2016 we had an accumulated deficit of $(72,507) as compared to $(41,058) at March 31, 2016.

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