Form 10-K
period 2017-03-31
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2017-07-13
CIK 1642363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended March 31, 2017

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

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [  ]     Smaller reporting company [X]     Emerging Growth Company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [X ] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   [There is no active market for the Issuer's common equity]

As of July 11, 2017, there were 16,500,000 common shares issued and outstanding.

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

As more fully described in this Report under the heading “Risk Factors,” many important factors may affect our ability to achieve our stated objectives and commercialize product candidates, including, among other things:

● economic conditions and governmental policies affecting the hair care products industry;

● global competition from other crop nutrient producers;

● our limited operating history; and

● dependence on key personnel and contractors.

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

Going Concern

We are a development stage company. The audited financial statements included in this Annual Report have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We have not generated any revenues from operations to date and we currently have no products. We anticipate generating losses for the next twelve months. We will require additional financing in the amount of $648,500 to commence operations as planned. As of March 31, 2016, and March 31, 2017, we have an accumulated deficit and a net loss of ($39,488) and ($53,148), respectively, and cash and cash equivalents of $21,781 and $622, respectively.

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

ITEM 1A.  Risk Factors

As an “emerging growth company,” are not required to provide the information required by this Item 1A.

ITEM 1 B.  Unresolved Staff Comments

Not Applicable to Emerging Growth Companies.

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

ITEM 4.  Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information. Our Common Stock is currently quoted on the Over-the-Counter with the symbol “SNHR”.  However, an active market has yet to be established.

(b) Holders.  As of March 31, 2017, the Company had 46 shareholders of record holding common stock.

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

ITEM 6.  Selected Financial Data

Not applicable to emerging growth company.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our audited financial statements and the related notes that are included elsewhere in this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” or in other parts of this report. See “Cautionary Note Regarding Forward-Looking Statements.”

Forward Looking Statements

Some of the statements contained in this Annual Report that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

● our ability to raise capital when needed and on acceptable terms and conditions;

● our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

● the intensity of competition; and

● general economic conditions.

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

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2017, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Material Weaknesses

Management has identified material weaknesses in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses relates to having only one employee assigned to positions that involve processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are not reviewed by someone other than the preparer.

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

Revenues

We are a development stage company and have not generated any revenues to date.  We incorporated our business on April 29, 2014.  We have not commenced business operations.   Our operating activities have been limited to our initial capital funding, filing a resale registration statement with the Securities and Exchange Commission (SEC), filing periodic reports with the SEC and maintaining our corporate charter.

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

For the period ended, March 31, 2016 and March 31, 2017, executive compensation was $0 and $0, respectively.  Mr. Launonen, our Chief Executive Officer, was paid for his organizational efforts, in our common stock valued as $1,200 for executive compensation.  Mr. Launonen was not paid any executive compensation for the year ending March 31, 2017.

For the period ended, March 31, 2016 and March 31, 2017, professional fees were $36,997 and $38,909, respectively.  This increase represents the professional fee expenses associated with our continued SEC reporting requirements.

For the period ended, March 31, 2016 and March 31, 2017, our total general and administrative expenses were $2,491 and $14,239, respectively.  This increase was primarily the result of expenses associated with our continued SEC reporting requirements.

Liquidity and Capital Resources

For the year ended March 31, 2017 we funded our Company $27,361 through shareholder contribution. For the year ended March 31, 2016 we funded our Company $18,782 through shareholder contribution and a $156 shareholder advance.

For the period ending March 31, 2017 and March 31, 2016, we had cash and cash equivalents of $622 and $21,781, respectively.

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

Cash Flows

For the periods ended March 31, 2017 and March 31, 2016, the Company had used cash in operating activities of $48,250 and $41,867, respectively. The increased use in cash was the result of our registration statement filing activities.

Cash provided by financing activities for the year ended March 31, 2017 and March 31, 2016, the Company was additionally funded $27,361 through shareholder contributions and $18,782 shareholder contribution and a $156 shareholder advance, respectively.

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

Subsequent Event

On May 1, 2017, Glenn Similas, Jacob D. Madsen and Robert C. Laskowski, Attorney at Law, as nominee, (collectively, “Purchasers”) entered into a Stock Purchase Agreement with Oivi Launonen to purchase 12,000,000 shares of Common Stock (“Shares”) of the Company. The Shares were acquired as follows:

Glenn Similas	792,000 shares
Jacob D. Madsen	483,000 shares
Robert C. Laskowski	10,725,000 shares

The Shares will represent 72.72% of the issued and outstanding Common Stock of the Company based upon 16,500,000 shares of Common Stock issued and outstanding as of the date hereof. The Company was not a party to the private transaction.

The consideration for the acquisition of the Shares was $200,000, all of which was provided on behalf of the Purchasers by Glenn Similas and Jacob D. Madsen from their own funds. The consideration was paid in full on May 17, 2017.

Upon complete of the Company’s reorganization and  subsequent termination of its shell company status following the anticipated change of control transaction, the Company will file a report on Form 8-K containing information that would be required if the Company were filing a registration of securities under Form 10 under the Securities and Exchange Act of 1934, as amended.

General Terms

On June 19, 2017, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) for up to $7,000 principal. The consideration is $7,000 payable with a 60% interest per annum and will mature after one year from the date of the note. There is an interest penalty for prepayment before 180 days which ranges from 118%-148%.

Conversion

The Lender has the right at any time from the effective date, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The conversion price is $0.0001 per share. The total number of shares due under any conversion notice will be equal to the conversion amount divided by the conversion price and not to exceed 9.99% of the total shares outstanding.

ITEM 7A.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Seguin Natural Hair Products, Inc.

Henderson, Nevada

We have audited the accompanying balance sheet of Seguin Natural Hair Products, Inc. (the “Company”) as of March 31, 2017, and the related statement of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seguin Natural Hair Products, Inc. as of March 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

July 12, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Seguin Natural Hair Products, Inc.

We have audited the accompanying balance sheet of Seguin Natural Hair Products, Inc. as of March 31, 2016 and the related statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2016 . Seguin Natural Hair Products, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seguin Natural Hair Products, Inc. as of March 31, 2016, and the results of its operations and its cash flows for the year ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN
July 12, 2016

Seguin Natural Hair Products, Inc.

March 31, 2017 and 2016

Seguin Natural Hair Products, Inc.

Balance Sheets

	March 31, 2017	March 31, 2016

ASSETS
CURRENT ASSETS:
Cash	$622	$21,781
Prepaid Expenses	-	2,379

Total Current Assets	622	24,160

Total Assets	$622	$24,160

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$2,249	$-
Advances from stockholders	236	236

Total Current Liabilities	2,485	236

Total Liabilities	2,485	236

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock par value $0.0001: 500,000,000 shares authorized; 16,500,000 shares issued and outstanding	1,650	1,650
Additional paid-in capital	90,693	63,332
Accumulated deficit	(94,206)	(41,058)

Total Stockholders' Equity (Deficit)	(1,863)	23,924

Total Liabilities and Stockholders' Equity (Deficit)	$622	$24,160

See accompanying notes to the financial statements.

Seguin Natural Hair Products, Inc.

Statements of Operations

	For the Year	For the Year
	ending	ending
	March 31, 2017	March 31, 2016

Operating Expenses
Professional fees	38,909	36,997
General and administrative expenses	14,239	2,491

Total operating expenses	53,148	39,488

Loss from Operations	(53,148)	(39,488)

Income Tax Provision	-	-

Net Loss	$(53,148)	$(39,488)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding: - basic and diluted	16,500,000	16,500,000

See accompanying notes to the financial statements.

Seguin Natural Hair Products, Inc.

Statements of Changes in Stockholders' Equity (Deficit)

For the Years Ended March 31, 2017 and 2016

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)

Balance, March 31, 2015	16,500,000	$1,650	$44,550	$(1,570)	$44,630

Capital Contribution			18,782	-	18,782

Net loss				(39,488)	(39,488)

Balance, March 31, 2016	16,500,000	1,650	63,332	(41,058)	23,924

Capital Contribution			27,361	-	27,361

Net loss				(53,148)	(53,148)

Balance, March 31, 2017	16,500,000	$1,650	$90,693	$(94,206)	$(1,863)

See accompanying notes to the financial statements.

Seguin Natural Hair Products, Inc.

Statements of Cash Flows

	For the Year	For the Year
	ending	ending
	March 31, 2017	March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,148)	$(39,488)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid Expenses	2,379	(2,379)
Accrued expenses and other current liabilities	2,249	-

Net cash used in operating activities	(48,520)	(41,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholders	-	156
Capital contribution	27,361	18,782

Net cash provided by financing activities	27,361	18,938

Net change in cash	(21,159)	(22,929)

Cash at beginning of the reporting period	21,781	44,710

Cash at end of the reporting period	$622	$21,781

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the financial statements.

Seguin Natural Hair Products, Inc.

March 31, 2017 and 2016

Notes to the Financial Statements

Note 1 - Organization and Operations

Seguin Natural Hair Products Inc.

Seguin Natural Hair Products, Inc. (the “Company”) was incorporated on April 29, 2014 under the laws of the State of Nevada. Initial operations have included organization and incorporation, target market identification, marketing plans, capital formation and property acquisitions. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has generated no revenues since inception.

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

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of expenses during the reporting period(s).

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

There were no potentially dilutive common shares outstanding for the years ended March 31, 2017 and 2016.

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

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2017, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Additional Paid in Capital

During the years ended March 31, 2017 and 2016 our CEO contributed $27,361 and $18,782, respectively, to the Company to pay for operating expenses and these are recorded as additional paid in capital.

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

The balance owed as of March 31, 2017 and 2016 was $236 and $236, respectively.

Contributions

During the years ended March 31, 2017 and 2016 our CEO contributed $27,361 and $18,782, respectively, to the Company to pay for operating expenses and these are recorded as additional paid in capital.

Note 6 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At March 31, 2017, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $92,923 that may be offset against future taxable income through 2037. No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $31,594 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding the probability of its realization.  The valuation allowance increased approximately $17,634 and $13,426 for the year ended March 31, 2017 and 2016, respectively.

Components of deferred tax assets in the balance sheets are as follows:

	March 31, 2017	March 31, 2016
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$32,030	$13,960

Less valuation allowance	(32,030)	(13,960)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the Year ended March 31, 2017	For the Year ended March 31, 2016

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 7 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following reportable subsequent events needed to be disclosed:

1) On May 1, 2017, Glenn Similas, Jacob D. Madsen and Robert C. Laskowski, Attorney at Law, as nominee, (collectively, “Purchasers”) entered into a Stock Purchase Agreement with Oivi Launonen to purchase 12,000,000 shares of Common Stock(“Shares”) of the Company. The Shares were acquired as follows:

Glenn Similas	792,000 shares
Jacob D. Madsen	483,000 shares
Robert C. Laskowski	10,725,000 shares

The Shares will represent 72.72% of the issued and outstanding Common Stock of the Company based upon 16,500,000 shares of Common Stock issued and outstanding at the time of the acquisition.

2) Convertible Note Payable on June 19, 2017

General Terms

On June 19, 2017, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) for up to $7,000 principal. The consideration is $7,000 payable with a 60% interest per annum and will mature after one year from the date of the note. There is an interest penalty for prepayment before 180 days which ranges from 118%-148%

Conversion

The Lender has the right at any time from the effective date, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The conversion price is $0.0001 per share. The total number of shares due under any conversion notice will be equal to the conversion amount divided by the conversion price.

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of March 31, 2017, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. Material weaknesses identified include the lack of any segregation of duties, lack of appropriate accounting policies and management’s assessment of internal control over financial reporting. As a result of the material weaknesses identified, management concluded that Company’s disclosure controls and procedures were not effective.

Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this annual report on Form 10-K fairly present, in all material respects, Company’s financial condition as of March 31, 2017 and 2015, and results of its operations and cash flows for the years ended March 31, 2017 and 2016, in conformity with United States generally accepted accounting principles (GAAP).

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

● Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

● Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

● Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company's management has concluded that, as of March 31, 2017, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Controls Over Financial Reporting

During the period ended March 31, 2017, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the names of the Company’s directors, executive officers, and key employees, and their positions with the Company, as of the date of this Annual Report:

Name	Age	Position
Oivi Launonen	71	Chief Executive Officer, Chief Financial Officer, President, and Director

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

Code of Ethics

The Company adopted a Code of Ethics on June 25, 2016 which was attached to the Form 10-K, filed on July 13, 2016, and incorporated herewith.

Meetings and Committees of the Board of Directors

We presently have no formal independent Board committees. Until further determination, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating and governance committee. The member of the Board of Directors performing these functions as of March 31, 2017 is Oivi Launonen.

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

Section 16(A) Beneficial Ownership Reporting Compliance.

Not Applicable.

ITEM 11.  Executive Compensation

Compensation of Executive Officers

As of the date of this prospectus, no amounts have been paid to, or accrued to, Mr. Launonen in his capacity as an executive officer of the Company except for 12 million shares of the Company’s common stock, valued at $1,200 in the aggregate, issued to Mr. Launonen in connection with him serving as an executive officer of the Company.

Compensation of Directors

As of the date of this prospectus, no amounts have been paid to, or accrued to, Mr. Launonen in his capacity as the sole director of the Company.

Employment Agreements

The Company currently has no employment agreements with any named executive officer.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 31, 2017 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 2505 Anthem Village E. Dr. Henderson, Nevada 89058. Percentage ownership is based on 16,500,000 shares of common stock outstanding on March 31, 2017.

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

(c) Changes in control. Except as otherwise set forth in this Report in Item 7 of the Footnotes to the financial statements, there are no arrangements, known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

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

During the year ended March 31, 2016, Oivi Launonen, the Chief Executive Officer and a significant stockholder of the Company, advanced $156 to the Company, which was recorded as non-interest bearing advances from shareholders, payable on demand, and contributed $18,782.

For the year ended March 31, 2017, Oivi Launonen, the Chief Executive Officer contributed $27,361.

Director Independence

As of March 31, 2017, the Company had one (1) Director serving on the Board of Director, Oivi Launonen. The Company is not currently a listed issuer and, as such, is not subject to any director independence standards using the definition of independence set forth in the Nasdaq Marketplace Rule 4200(a)(15).

ITEM 14.  Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s public accounting firm for the audit and the reviews of the Company’s financial statements for the years ended March 31, 2017 and March 31, 2016, were $5,000 and $8,000 respectively.

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

SEGUIN NATURAL HAIR PRODUCTS, INC.

Date: July 12, 2017	/s/ Oivi Launonen _________________________

By: Oivi Launonen Title: Chief Executive Officer (Principal Executive Officer)

Date: July 12, 2017	/s/ Oivi Launenon _________________________

By: Oivi Launonen Title: Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: July 12, 2017	/s/ Oivi Launonen _________________________
By: Oivi Launonen
Title: Director