Form 10-Q
period 2017-06-30
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2017-08-21
CIK 1642363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2017
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to   _____________

Commission file number:      333-205822

SEGUIN NATURAL HAIR PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	35-7654530
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

104 Longwood Road South, Hamilton, Ontario, Canada	L8S IS6
(Address of principal executive offices)	(Zip Code)

(647) 533-5096

(Issuer's telephone number, including area code)
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes  ☒  x   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  x   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)  Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 18, 2017, there were 16,500,000 shares of the Company’s common stock were issued and outstanding.

SEGUIN NATURAL HAIR PRODUCTS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2017

Seguin Natural Hair Products, Inc.

June 30, 2017

Seguin Natural Hair Products, Inc.
Balance Sheets
(Unaudited)

	June 30, 2017	March 31, 2017

ASSETS
CURRENT ASSETS:
Cash	$993	$622

Total Current Assets	993	622

Total Assets	$993	$622

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$6,865	$2,249
Advances from stockholders	7,000	236

Total Current Liabilities	13,865	2,485

Total Liabilities	13,865	2,485

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock par value $0.0001: 500,000,000 shares authorized; 16,500,000 shares issued and outstanding	1,650	1,650
Additional paid-in capital	91,693	90,693
Accumulated deficit	(106,215)	(94,206)

Total Stockholders' Equity	(12,872)	(1,863)

Total Liabilities and Stockholders' Equity	$993	$622

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.
Statements of Operations
(Unaudited)

	For three months	For three months
	ending	ending
	June 30, 2017	June 30, 2016

Revenue	$-	$-
Operating Expenses
Professional fees	13,069	21,412
General and administrative expenses	223	4,125

Total operating expenses	13,292	25,537

Loss from Operations	(13,292)	(25,537

Income Tax Provision	-	-

Net Loss	$(13,292)	$(25,537)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding: - basic and diluted	16,500,000	16,500,000

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.
Statements of Cash Flows
(Unaudited)

	For the three months	For the three months
	ending	ending
	June 30, 2017	June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,292)	$(25,537)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid Expenses	-	1,686
Accrued expenses and other current liabilities	12,663	6,000

Net cash used in operating activities	(629)	(17,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	1,000	3,965

Net cash provided by financing activities	1,000	3,965

Net change in cash	371	(13,886)

Cash at beginning of the reporting period	622	21,781

Cash at end of the reporting period	$993	$7,895

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products Inc.
June 30, 2017 and 2016
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

Note 2 – Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2017 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on July 13, 2017.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) .

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2017, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Shareholder Advances

During the quarter ended June 30, 2017, a stockholder holding less than 5% of shares of the Company advanced $7,000 to the Company, which was recorded as interest bearing advances from stockholders, payable on demand. The accrued interest in amount of $138 is included in financial statements.

Contribution of Capital

During the three months ended June 30, 2017, Oivi Launonen, ex-CEO of the Company, made a total capital contribution of $1,000 on April 7, 2017.

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

Plan of Operations

Our initial activities have included organization and incorporation, target market identification, marketing plans, capital formation and property acquisitions. Also, a substantial portion of our activities has involved developing a business plan and establishing contacts and visibility in the marketplace. We have generated no revenues since inception and we do not currently have a customer base. As discussed in more detail under “Liquidity and Capital Resources” below, our budget for the 12 months following a sufficient raise in capital is $648,450. We have not yet determined when we will begin to generate revenues. We have enough capital to last until August 2017, assuming we do not commence operations during such period, but will not be able to implement our business plan until we are successful in raising an additional $648,500. Assuming that we are successful in raising the addition capital required to implement our business plan, we foresee the following steps taking place:

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

Results of Operations

For the three months ended June 30, 2017 and 2016

We did not generate any revenues during these periods. Operating expenses for the three months ended June 30, 2017 were $13,292 as compared to $25,537 for the three months ended June 30, 2016. The decrease in operating expenses for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 is primarily attributable to legal and accounting fees incurred in connection with updating of the Company’s filings with the SEC.

The basic and diluted Net Loss per share of common stock for the three months ended June 30, 2017 and 2016 was $(0.00) and $(0.00). Until such time as we can implement our business plan we anticipate ongoing losses.

Liquidity and Capital Resources

At June 30, 2017 and March 31, 2017

We had nominal assets at both June 30, 2017 and March 31, 2017. As of June 30, 2017, we had $993 in cash as compared to $622 at March 31, 2017. Total liabilities at June 30, 2017 were $13,865 consisting of accrued expenses totaling $6,865 and advances from shareholders totaling $7,000. At March 31, 2017, liabilities totaled $2,485 consisting of $2,249 in accrued expenses and $236 as advances from related stockholders. Advances from stockholders are due on demand with interest due on the outstanding balance. Unless our officers/related stockholders continue to advance funds to the Company, of which there can be no assurance, or the Company receives an infusion of capital, it is unlikely that the Company will continue operations. At June 30, 2017 we had an accumulated deficit of $(106,215) as compared to $(94,206) at March 31, 2017.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2017, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenses. Certain of these accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Critical accounting estimates have the following attributes: (1) they require us to make assumptions about matters that are highly uncertain at the time of the estimate; and (2) different estimates we could reasonably have used, or changes in the estimate we used that are reasonably likely to occur, could have a material effect on our financial condition or results of operations.

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

Changes in Internal Control Over Financial Reporting

During the period ended June 30, 2017, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

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
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 21, 2017
SEGUIN NATURAL HAIR PRODUCTS, INC.
(Registrant)

By:	/s/ Kimberly Wright
Kimberly Wright
Chief Executive Officer
Chief Financial Officer
(Principal Accounting Officer)