Form 10-Q/A
period 2017-06-30
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2017-08-21
CIK 1642363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

The Company is filing this Amendment No. 1 on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, which was originally filed with the Securities and Exchange Commission on August 21, 2017. This Amended Filing is being filed solely for the purpose of showing that an independent registered public accountant did not review the interim financial statements as of and for the three months ended June 30, 2017 pursuant to the Public Company Accounting Oversight Board’s (“PCAOB”) AU 722, Interim Financial Information, as required by Rule 10-01(d) of Regulation S-X. As a result, this Report is deemed deficient and should not be relied upon. The headings in the columns of the financial statements and related notes thereto have been amended to state “Not Reviewed.” No other changes have been made to the Report. A review of the Company’s interim unaudited financial statements may result in changes to the financial statements contained herein. We undertake the responsibility to file a separate amended Report on Form 10-Q/A for this period when the review by our independent registered public accounting firm is completed.

SEGUIN NATURAL HAIR PRODUCTS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2017

Seguin Natural Hair Products, Inc.

June 30, 2017

Seguin Natural Hair Products, Inc.
Balance Sheets (Not Reviewed)
(Unaudited)

	NOT REVIEWED

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

Seguin Natural Hair Products, Inc.
Statements of Operations (Not Reviewed)
(Unaudited)

	NOT REVIEWED

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

Seguin Natural Hair Products, Inc.
Statements of Cash Flows (Not Reviewed)
(Unaudited)

	NOT REVIEWED

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
NOT REVIEWED

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