Form 10-Q/A
period 2017-06-30
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2017-08-30
CIK 1642363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 2

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange:

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 28, 2017, there were 16,500,000 shares of the Company’s common stock issued and outstanding.

EXPLANATORY NOTE

The Company is filing this Amendment No. 2 on Form 10-Q/A (“Second Amended Filing”) to amend the Company’s quarterly report on Form 10-Q/A for the quarterly period ended June 30, 2017 which was originally filed with the Securities and Exchange Commission on August 21, 2017. The headings in the columns of the financial statements and related notes thereto and the headings of the tables of financial information contained in Part 1,  Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been amended to delete “Not Reviewed”.  This Second Amended Filing is also being filed to restate the previously issued financial statements to recognize a beneficial conversion option and the associated amortization of the resulting discount on a convertible note issued by the Company and to recognize a previously unrecorded accrued liability (See Note 8 herein).

SEGUIN NATURAL HAIR PRODUCTS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2017

Seguin Natural Hair Products, Inc.

June 30, 2017

Seguin Natural Hair Products, Inc.
Balance Sheets
(Unaudited)

	June 30, 2017	March 31, 2017
	(Restated)
ASSETS
CURRENT ASSETS:
Cash	$993	$622

Total Current Assets	993	622

Total Assets	$993	$622

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$7,912	$2,249
Convertible note payable related party, net of unamortized discount	211	-
Advances from stockholders	236	236

Total Current Liabilities	8,359	2,485

Total Liabilities	8,359	2,485

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock par value $0.0001: 500,000,000 shares authorized; 16,500,000 shares issued and outstanding	1,650	1,650
Additional paid-in capital	98,693	90,693
Accumulated deficit	(107,709)	(94,206)

Total Stockholders' Deficit	(7,366)	(1,863)

Total Liabilities and Stockholders' Deficit	$993	$622

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.
Statements of Operations
(Unaudited)

	For three months ending June 30, 2017	For three months ending June 30, 2016
	(Restated)
Professional fees	13,069	21,412
General and administrative expenses	85	4,125

Total operating expenses	13,154	25,537

Loss from Operations	(13,154)	(25,537)

Other Expenses
Interest expense	349	-

Income Tax Provision	-	-

Net Loss	$(13,503)	$(25,537)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding: - basic and diluted	16,500,000	16,500,000

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.
Statements of Cash Flows
(Unaudited)

	For the three months	For the three months
	ending	ending
	June 30, 2017	June 30, 2016
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,503)	$(25,537)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	211	-
Changes in operating assets and liabilities:
Prepaid Expenses	-	1,686
Accrued expenses and other current liabilities	5,663	6,000

Net cash used in operating activities	(7,629)	(17,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	1,000	3,965
Proceeds from convertible note payable related party	7,000	-

Net cash provided by financing activities	8,000	3,965

Net change in cash	371	(13,886)

Cash at beginning of the reporting period	622	21,781

Cash at end of the reporting period	$993	$7,895

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

SUPPLIMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

Debt discount recorded on convertible debt due to beneficial conversion feature	$7,000	$-

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.
June 30, 2017 and 2016
Notes to the Financial Statements
(unaudited)
(Restated)
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

Note 4 – Convertible Note - Related party

On June 19, 2017, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) for up to $7,000 principal. The consideration is $7,000 payable with a 60% interest per annum and will mature after one year from the date of the note. There is an interest penalty for prepayment before 180 days which ranges from 118%-148%

Conversion terms:
The Lender has the right at any time from the effective date, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The conversion price is $0.0001 per share. The total number of shares due under any conversion notice will be equal to the conversion amount divided by the conversion price.

The Company evaluated the convertible note for possible embedded derivatives and concluded that none exist. However, the Company concluded a portion of the note should be allocated to additional paid-in capital as a beneficial conversion feature at the issuance date, since the conversion price on that date was lower than the fair market value of the underlying stock. Resultantly, a discount of $7,000 was recognized during the three months ended June 30, 2017 representing the intrinsic value of the beneficial conversion feature of the note, which amount is being amortized through the maturity date of the note. The amortization of the discount for the three months ended June 30, 2017 is $211.

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

The balance owed to shareholders as of June 30, 2017 and March 31, 2017 was $236 and $236, respectively. The advances from shareholders are non-interest bearing, and payable on demand.

Contribution of Capital

During the three months ended June 30, 2017, Oivi Launonen, former-CEO of the Company, made a total capital contribution of $1,000 on April 7, 2017.

Note 6 – Subsequent events

1) Effective August 1, 2017, Kimberly Wright was appointed as President, CEO, CFO, Treasurer, and Secretary of the Company and was appointed as currently the sole director of the Company. Ms. Wright’s initial executive compensation consists of a salary of $2,500 per month plus an annual common stock award of 50,000 shares. Ms. Wright’s employment agreement will be prepared shortly after the filing of this Report in Form 10-Q/A and will, in addition to the payment of her compensation as set forth, will contain other terms and conditions customary in executive officer employment agreements of this kind.

2) Note Payable

General Terms
Between August 1, 2017 and August 28, 2017, the Company issued four (4)  Promissory Notes in the principal amounts of $5,225.00; $1,500.00; $4,370.00; and $7,000.00, respectively,  to the Lender referred to in Note 4 herein.  Each of these Notes bears interest at the rate of 25% per annum based on a 365-day year. Each of the Notes is due and payable on demand of the Lender.  Each of the Notes is unsecured and the entire principal and accrued interest balance will be due in a lump sum on demand of the Lender.

The proceeds of the all of the foregoing Notes were used for general administrative costs and expenses incurred by the Company including the payment of legal, accounting and audit fees.

Note 7- Change in control

On May 1, 2017, Glenn Similas, Jacob D. Madsen and Robert C. Laskowski, Attorney at Law, as nominee, (collectively, “Purchasers”) entered into a Stock Purchase Agreement with Oivi Launonen to purchase 12,000,000 shares of Common Stock(“Shares”) of the Company. The Shares were acquired as follows:

Glenn Similas	792,000 shares
Jacob D. Madsen	483,000 shares
Robert C. Laskowski	10,725,000 shares

The Shares represent 72.72% of the issued and outstanding Common Stock of the Company based upon 16,500,000 shares of Common Stock issued and outstanding at the time of the acquisition.

Although, the acquisition and considerations has been paid to old stockholders, but shares are yet to be transferred from Oivi Launonen to Glenn Similas, Jacob D. Madsen, and Robert C. Laskowski.

Note 8 – Restatement of previously issued financial statements

During the review of the Company’s June 30, 2017 financial statements, the Company identified an error in accounting for the beneficial conversion feature related to the related party convertible note and also accruing for liabilities related to March 31, 2017 in the Form 10-Q originally filed on August 21, 2017.

The Company has restated its previously issued financial statements included herein as of and for the three months ended June 30, 2017 to correct the error related to the recognition of a beneficial conversion feature with an intrinsic value of $7,000 on the convertible note payable to a related party and to correct accumulated deficit for an unrecognized accrued liability of $1,283.

The impact of the restatement to the balance sheet as of June 30, 2017 was a decrease in the convertible note payable – related party of $6,789, an increase to accrued liabilities of $1,283, an increase to accumulated deficit of $1,494 and an increase to additional paid-in capital of $7,000. The impact to the statement of operations for the three months ended June 30, 2017 was an increase to interest expense and net loss of $211. The impact to the statement of cash flows for the three months ended June 30, 2017 was an increase to net loss and amortization of debt discount of $211 and the addition of a non-cash investing and financing activity relating to the recognition of a debt discount due to beneficial conversion feature of $7,000.

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

Plan of Operations

The new management is in the process of reviewing the following plan of operations and will update the as needed by the end of year 2017.

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

Results of Operations

For the three months ended June 30, 2017 and 2016

We did not generate any revenues during these periods. Operating expenses for the three months ended June 30, 2017 were $13,154 as compared to $25,537 for the three months ended June 30, 2016. The decrease in operating expenses for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 is primarily attributable to legal and accounting fees incurred in connection with updating of the Company’s filings with the SEC during the three months ended June 30, 2016.

The basic and diluted Net Loss per share of common stock for the three months ended June 30, 2017 and 2016 was $(0.00) and $(0.00). Until such time as we can implement our business plan we anticipate ongoing losses.

Liquidity and Capital Resources

At June 30, 2017 and March 31, 2017

We had nominal assets at both June 30, 2017 and March 31, 2017. As of June 30, 2017, we had $993 in cash as compared to $622 at March 31, 2017. Total liabilities at June 30, 2017 were $8,359 including accrued expenses of $7,912, convertible note payable related party, net of unamortized discount at $211 and advances from related stockholders at $236. At March 31, 2017, liabilities totaled $2,485 consisting of $2,249 in accrued expenses and $236 as advances from related stockholders. Advances from stockholders are due on demand with interest due on the outstanding balance. Unless our officers/related stockholders continue to advance funds to the Company, of which there can be no assurance, or the Company receives an infusion of capital, it is unlikely that the Company will continue operations. At June 30, 2017, we had an accumulated deficit of $(107,709) as compared to $(94,206) at March 31, 2017.

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

Date:  August 30, 2017
SEGUIN NATURAL HAIR PRODUCTS, INC.
(Registrant)

By:	/s/ Kimberly Wright
Kimberly Wright
Chief Executive Officer
Chief Financial Officer
(Principal Accounting Officer)