Form 10-Q
period 2017-09-30
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2017-11-20
CIK 1642363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2017
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
Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 20, 2017, there were 16,500,000 shares of the Company’s common stock issued and outstanding.

SEGUIN NATURAL HAIR PRODUCTS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2017

Seguin Natural Hair Products, Inc.

September 30, 2017

Seguin Natural Hair Products, Inc.
Balance Sheets
Unaudited

	September 30, 2017	March 31, 2017

ASSETS
CURRENT ASSETS:
Cash	$6,660	$622

Total Current Assets	6,660	622

Total Assets	$6,660	$622

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$10,391	$2,249
Convertible note payable related party, net of unamortized discount	1,961	-
Promissory notes payable – related parties	20,595	-
Promissory notes payable	10,000	-
Advances from stockholders	236	236

Total Current Liabilities	43,183	2,485

Total Liabilities	43,183	2,485

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock par value $0.0001: 500,000,000 shares authorized; 16,500,000 shares issued and outstanding	1,650	1,650
Additional paid-in capital	98,693	90,693
Accumulated deficit	(136,866)	(94,206)

Total Stockholders' Deficit	(36,523)	(1,863)

Total Liabilities and Stockholders' Deficit	$6,660	$622

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.
Statements of Operations
Unaudited

	For six months ending September 30, 2017	For six months ending September 30, 2016	For three months ending September 30, 2017	For three months ending September 30, 2016
Operating Expenses
Professional fees	$36,775	$27,209	$23,706	$5,797
General and administrative expenses	2,097	4,240	2,012	115

Total operating expenses	38,872	31,449	25,718	5,912

Loss from Operations	(38,872)	(31,449)	(25,718)	(5,912)

Other Expenses
Interest expense	(3,788)	-	(3,439)	-

Net Loss	$(42,660)	$(31,449)	$(29,157)	$(5,912)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding: - basic and diluted	16,500,000	16,500,000	16,500,000	16,500,000

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.
Statements of Cash Flows

	For the six months	For the six months
	ending	ending
	September 30, 2017	September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,660)	(31,449)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	1,961	-
Prepaid Expenses		1,783
Accrued expenses and other current liabilities	8,142	-

Net cash used in operating activities	(32,557)	(29,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital contribution	1,000	-
Proceeds from related party convertible note	7,000	9,900
Proceeds from promissory notes payable	10,000	-
Proceeds from promissory notes payable – related parties	20,595	-

Net cash provided by financing activities	38,595	9,900

Net change in cash	6,038	(19,766)

Cash at beginning of the reporting period	622	21,781

Cash at end of the reporting period	$6,660	2,015

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

SUPPLIMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

Debt discount recorded on convertible debt due to beneficial conversion feature	$7,000	$-

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products Inc.
September 30, 2017 and 2016
Notes to the Financial Statements

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

The Company intends to proceed in the business of developing, marketing, and selling shampoo, conditioner and other hair care products made from all-natural ingredients.

Note 2 – Basis of Presentation

The accompanying interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2017 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on July 13, 2017.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2017, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Promissory Note - Related party

On August 1, 2017, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence, for up to $5,225 principal. The consideration is $5,225 payable with a 25% interest per annum and is payable on demand. There is no penalty for prepayment.

On August 3, 2017, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $1,500 principal. The consideration of $1,500 with a 25% interest per annum is payable on demand. There is no penalty for prepayment.

On August 10, 2017, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $4,370 principal. The consideration of $4,370 with a 25% interest per annum is payable on demand. There is no penalty for prepayment.

On August 28, 2017, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $7,000 principal. The consideration of $7,000 with a 25% interest per annum is payable on demand. There is no penalty for prepayment.

On September 11, 2017, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $2,500 principal. The consideration of $2,500 with a 25% interest per annum is payable on demand. There is no penalty for prepayment.

Note 5 – Promissory Note

On September 28, 2017, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) for up to $10,000 principal. The consideration of $10,000 with a 25% interest per annum is payable on demand. There is no penalty for prepayment.

Note 6 – Convertible Note - Related party

On June 19, 2017, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $7,000 principal. The consideration is $7,000 payable with a 60% interest per annum and will mature after one year from the date of the note. There is an interest penalty for prepayment before 180 days which ranges from 118%-148%.

Conversion terms:
The Lender has the right at any time from the effective date, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The conversion price is $0.0001 per share. The total number of shares due under any conversion notice will be equal to the conversion amount divided by the conversion price.

The Company evaluated the convertible note for possible embedded derivatives and concluded that none exist. However, the Company concluded a portion of the note should be allocated to additional paid-in capital as a beneficial conversion feature at the issuance date, since the conversion price on that date was lower than the fair market value of the underlying stock. Resultantly, a discount of $7,000 was recognized during the six months ended September 30, 2017 representing the intrinsic value of the beneficial conversion feature of the note, which amount is being amortized through the maturity date of the note. The amortization of the discount for the six months ended September 30, 2017 is $1,961.

Note 7 – Related Party Transactions

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

The balance owed to shareholders as of September 30, 2017 and March 31, 2017 was $236 and $236, respectively. The advances from shareholders are non-interest bearing, and payable on demand.

Contribution of Capital

During the six months ended September 30, 2017, Oivi Launonen, former CEO of the Company, made a total contribution of $1,000 on April 7, 2017.

Note 8 - Change in control

On May 1, 2017, Glenn Similas, Jacob D. Madsen and Robert C. Laskowski, Attorney at Law, as nominee, (collectively, “Purchasers”) entered into a Stock Purchase Agreement with Oivi Launonen to purchase 12,000,000 shares of Common Stock(“Shares”) of the Company. The Shares were acquired as follows:

Glenn Similas	792,000 shares
Jacob D. Madsen	483,000 shares
Robert C. Laskowski, as nominee holder	10,725,000 shares

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

Note 9 – Subsequent events

1) Promissory Notes  - Related Party
On October 31, 2017, the Company  entered into a Promissory Note  with an investor (the “Lender”) who has significant influence over the Company's affairs for up to $1,400. Interest is 25%  per annum  and is payable on demand. There is no penalty for prepayment.

On November 8, 2017, the Company entered into a Promissory Note with an investor  who has significant influence over the Company's affairs for $5,600. Interest is 25% per annum and is payable on demand. There is no penalty for prepayment.

2) Convertible Note  - Related party
On October 9, 2017, the Company  entered into a Promissory Note with an investor who has significant influence over the Company's affairs for $3,000. Interest is 25% per annum and is payable on demand. There is no penalty for prepayment.

Conversion terms:
The Lender has the right at any time from the effective date, to convert the outstanding and unpaid notes principal and interest due into the Company's common shares. The conversion price is $0.0001 per share. The total number of shares due under any conversion notice will be equal to the conversion amount divided by the conversion price.

3) Modification of Promissory Notes
On October 6, 2017, the Company amended previously issued promissory notes with an aggregate principal amount of $20,595 owed to an investor who has significant influence over the Company's affairs and a promissory note with a principal amount of $10,000 owed to an investor whereby a conversion option was added to the notes. As of October 6, 2017, the lenders have the right at any time from the effective date, to convert the outstanding and unpaid notes principal and interest due into the Company's common shares. The conversion price is $0.0001 per share. The total number of shares due under any conversion notice will be equal to the conversion amount divided by the conversion price.

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

Plan of Operations
The new management is in the process of reviewing the following plan of operations and will update the same as needed by the end of year 2017.

Our initial activities have included organization and incorporation, target market identification, marketing plans, capital formation and property acquisitions. Also, a substantial portion of our activities has involved developing a business plan and establishing contacts and visibility in the marketplace. We have generated no revenues since inception and we do not currently have a customer base. As discussed in more detail under “Liquidity and Capital Resources” below, our budget for the 12 months following a sufficient raise in capital is $648,450. We have not yet determined when we will begin to generate revenues. We have enough capital to last until November 2017, assuming we do not commence operations during such period, but will not be able to implement our business plan until we are successful in raising an additional $648,500. Assuming that we are successful in raising the additional capital required to implement our business plan, we foresee the following steps taking place:

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

Results of Operations

For the three and six months ended September 30, 2017 and 2016

We did not generate any revenues during these periods. Operating expenses for the three and six months ended September 30, 2017 were $25,718 and $38,872 as compared to $5,912 and $31,449 for the three and six months ended September 30, 2016. The increase in operating expenses for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 is primarily attributable to legal and accounting fees incurred in connection with updating of the Company’s filings with the SEC during the three months ended September 30, 2017.

The basic and diluted Net Loss per share of common stock for the three months ended September 30, 2017 and 2016 was $(0.00) and $(0.00). Until such time as we can implement our business plan we anticipate ongoing losses.

Liquidity and Capital Resources

At September 30, 2017 and March 31, 2017

We had nominal assets at both September 30, 2017 and March 31, 2017. As of September 30, 2017, we had $6,660 in cash as compared to $622 at March 31, 2017. Total liabilities at September 30, 2017 were $43,183 including, accounts payable of $130, accrued expenses of $10,261, convertible note payable related party, net of unamortized discount at $1,961, promissory notes payable from related parties of $20,595, promissory note payable of $10,000 and advances from related stockholders at $236. At March 31, 2017, liabilities totaled $2,485 consisting of $2,249 in accrued expenses and $236 as advances from related stockholders. Advances from stockholders are due on demand with interest due on the outstanding balance. Unless our officers/related stockholders continue to advance funds to the Company, of which there can be no assurance, or the Company receives an infusion of capital, it is unlikely that the Company will continue operations. At September 30, 2017, we had an accumulated deficit of $(136,866) as compared to $(94,206) at March 31, 2017.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2017, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

During the period ended September 30, 2017, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2017
SEGUIN NATURAL HAIR PRODUCTS, INC.
(Registrant)

By:	/s/ Kimberly Wright
Kimberly Wright
Chief Executive Officer
Chief Financial Officer
(Principal Accounting Officer)