Form 10-Q
period 2017-12-31
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2018-02-16
CIK 1642363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2017
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to   _____________

Commission file number:      333-205822

SEGUIN NATURAL HAIR PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	35-7654530
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

65 Hillview Street, Hamilton, Ontario, Canada	L8S2Z3
(Address of principal executive offices)	(Zip Code)

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)
Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 13, 2018, there were 16,550,000 shares of the Company’s common stock issued and outstanding.

SEGUIN NATURAL HAIR PRODUCTS, INC.
FORM 10-Q
For the Quarter Ended December 31, 2017

Seguin Natural Hair Products, Inc.

December 31, 2017

Seguin Natural Hair Products, Inc.
Balance Sheets
Unaudited

	December 31, 2017	March 31, 2017

ASSETS
CURRENT ASSETS:
Cash	$783	$622

Total Current Assets	783	622

Total Assets	$783	$622

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$17,731	$2,249
Convertible note payable related party, net of unamortized discount	38,506	-
Convertible note payable	10,000
Promissory notes payable – related parties	12,500	-
Advances from stockholders	236	236

Total Current Liabilities	78,973	2,485

Total Liabilities	78,973	2,485

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock par value $0.0001: 500,000,000 shares authorized; 16,550,000 and 16,500,000 shares issued and outstanding as of December 31, 2017 and March 31, 2017; respectively	1,655	1,650
Additional paid-in capital	132,288	90,693
Accumulated deficit	(212,133)	(94,206)

Total Stockholders' Deficit	(78,190)	(1,863)

Total Liabilities and Stockholders' Deficit	$783	$622

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.
Statements of Operations
Unaudited

	For nine months ending December 31, 2017	For nine months ending December 31, 2016	For three months ending December 31, 2017	For three months ending December 31, 2016
Operating Expenses
Professional fees	72,638	$30,039	35,863	$2,830
General and administrative expenses	2,536	12,798	439	8,558

Total operating expenses	75,174	42,837	36,302	11,388

Loss from Operations	(75,174)	(42,837)	(36,302)	(11,388)

Other Expenses
Interest expense	(42,753)	-	(38,965)	-
Total other expense	(42,753)	-	(38,965)	-

Net Loss	$(117,927)	$(42,837)	$(75,267)	$(11,388)

Net Loss per Common Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding: - basic and diluted	16,527,555	16,500,000	16,550,000	16,500,000

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.
Statements of Cash Flows
Unaudited

	For the nine months	For the nine months
	ending	ending
	December 31, 2017	December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(117,927)	(42,837)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	5
Amortization on debt discount	37,306
Changes in operating assets and liabilities:
Prepaid Expenses		2,280
Accrued expenses and other current liabilities	26,577

Net cash used in operating activities	(54,039)	(40,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital contribution	1,000	19,330
Proceeds from related party convertible note	30,700
Proceeds from convertible note	10,000
Proceeds from promissory notes payable – related parties	12,500

Net cash provided by financing activities	54,200	19,330

Net change in cash	161	(21,227)

Cash at beginning of the reporting period	622	21,781

Cash at end of the reporting period	$783	554

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

SUPPLIMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

Debt discount recorded on convertible debt due to beneficial conversion feature	$40,595	$-
Expenses paid by related party on behalf of the company	11,095

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products Inc.
December 31, 2017 and 2016
Notes to the Unaudited Financial Statements

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

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2017, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Promissory Note - Related party

On October 31, 2017, the Company entered into a Promissory Note with an investor (the “Lender”) who has significant influence over the Company’s affairs for up to $1,400. Interest is 25% per annum and is payable on demand. There is no penalty for prepayment.

On November 8, 2017, the Company entered into a Promissory Note with an investor who has significant influence over the Company’s affairs for $5,600. Interest is 25% per annum and is payable on demand. There is no penalty for prepayment.

On December 11, 2017, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $5,500 principal. The consideration of $5,500 with a 25% interest per annum is payable on demand. There is no penalty for prepayment.

Note 5 – Convertible Note - Related party

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

From August 1 to Sep 30, 2017 the Company issued various promissory notes with an aggregate principal amount of $20,595, of which $11,095 was paid directly by the holder to pay for expenses on behalf of the Company. These borrowing were from an  investor who has significant influence over the Company’s affairs. Interest is 25% per annum and is payable on demand. There is no penalty for prepayment. These promissory notes have since been modified to include conversion privileges, as per note 7 below.

On October 9, 2017, the Company entered into a Promissory Note with an investor who has significant influence over the Company’s affairs for $3,000. Interest is 25% per annum and is payable on demand. There is no penalty for prepayment.

Conversion terms:
The Lender has the right at any time from the effective date, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The conversion price is $0.0001 per share. The total number of shares due under any conversion notice will be equal to the conversion amount divided by the conversion price.

On November 14, 2017, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence   for up to $2,200. The consideration is $2,200 payable with a 12% interest per annum and payable on demand. In the event of any prepayment, the Borrower will pay to Lender 150% of the unpaid principal amount of this Note.

Conversion terms:
The Lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”).  In no event, however, will the Conversion Price be less than $0.35 per share..

On November 20, 2017, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $2,500. The consideration is $2,500 payable with a 12% interest per annum and payable on demand. In the event of any prepayment, the Borrower will pay to Lender 150% of the unpaid principal amount of this Note.

Conversion terms:
The Lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”).  In no event, however, will the Conversion Price be less than $0.35 per share.

On December 4, 2017, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $6,500. The consideration is $6,500 payable with a 12% interest per annum and payable on demand. In the event of any prepayment, the Borrower will pay to Lender 150% of the unpaid principal amount of this Note.

Conversion terms:
The Lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”).  In no event, however, will the Conversion Price be less than $0.35 per share..

The Company evaluated the convertible note for possible embedded derivatives and concluded that none exist. However, the Company concluded a portion of the note should be allocated to additional paid-in capital as a beneficial conversion feature at the issuance date, since the conversion price on that date was lower than the fair market value of the underlying stock. Resultantly, a discount of $30,595 was recognized during the nine months ended December 31, 2017 representing the intrinsic value of the beneficial conversion feature of the note, which amount is being amortized through the maturity date of the note. The amortization of the discount for the nine months ended December 31, 2017 is $27,306.

Note 6 – Convertible Note

On September 28, 2017, the Company entered into a Promissory Note Agreement with an investor for up to $10,000. Interest is 25% per annum and is payable on demand. There is no penalty for prepayment. The lenders have the right at any time from the effective date, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The conversion price is $0.0001 per share. The total number of shares due under any conversion notice will be equal to the conversion amount divided by the conversion price The Company evaluated the convertible note for possible embedded derivatives and concluded that none exist. However, the Company concluded a portion of the note should be allocated to additional paid-in capital as a beneficial conversion feature at the issuance date, since the conversion price on that date was lower than the fair market value of the underlying stock. Resultantly, a discount of $10,000 was recognized during the nine months ended December 31, 2017 representing the intrinsic value of the beneficial conversion feature of the note, which amount is being amortized through the maturity date of the note. The amortization of the discount for the nine months ended December 31, 2017 is $10,000.

On October 6, 2017 this promissory note has since been modified to include conversion privileges, as per note 7 below.

Note 7 - Modification of Promissory Notes

On October 6, 2017, the Company amended previously issued promissory notes with an aggregate principal amount of $20,595 owed to an investor who has significant influence over the Company’s affairs and a promissory note with a principal amount of $10,000 owed to an investor whereby a conversion option was added to the notes. As of October 6, 2017, the lenders have the right at any time from the effective date, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The conversion price is $0.0001 per share. The total number of shares due under any conversion notice will be equal to the conversion amount divided by the conversion price, which is treated as debt extinguishment.

 Note 8 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Shareholder Advances

The balance owed to shareholders as of December 31, 2017 and March 31, 2017 was $236 and $236, respectively. The advances from shareholders are unsecured, non-interest bearing, and payable on demand.

Contribution of Capital

During the nine months ended December 31, 2017, Oivi Launonen, former CEO of the Company, made a total contribution of $1,000 on April 7, 2017.

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

Effective August 1, 2017, Kimberly Wright was appointed as President, CEO, CFO, Treasurer, and Secretary of the Company and was appointed as currently the sole director of the Company. Ms. Wright’s initial executive compensation consists of a salary of $2,500 per month plus an annual common stock award of 50,000 shares with a value of $5 and accounted for as stock based compensation.

Note 9- Subsequent events

1)	Convertible Note - Related party

On January 26, 2018, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $21,000. The consideration is $21,000 payable with a 12% interest per annum and payable on demand.

Conversion terms:
The Lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”).  In no event, however, will the Conversion Price be less than $0.35 per share.

On February 9, 2018, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $4,000. The consideration is $4,000 payable with a 12% interest per annum and payable on demand.

Conversion terms:
The Lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”).  In no event, however, will the Conversion Price be less than $0.35 per share.

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

Plan of Operations
The management is in the process of reviewing the following plan of operations and also would update the same as needed by end of 2018 or earlier if deemed practical:

Our initial activities have included organization and incorporation, target market identification, marketing plans, capital formation and property acquisitions. Also, a substantial portion of our activities has involved developing a business plan and establishing contacts and visibility in the marketplace. We have generated no revenues since inception and we do not currently have a customer base. As discussed in more detail under “Liquidity and Capital Resources” below, our budget for the 12 months following a sufficient raise in capital is $648,450. We have not yet determined when we will begin to generate revenues. We have enough capital to last until June 2018 assuming we do not commence operations during such period, but will not be able to implement our business plan until we are successful in raising an additional $648,500. Assuming that we are successful in raising the additional capital required to implement our business plan, we foresee the following steps taking place:

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

In addition, we anticipate the following costs and fees in connection with implementing our business plan:

•	We estimate the cost of shipping our products in the first year of operations to be $15,000.
•	We estimate all bookkeeping accounting costs in our first year of operations to be $15,000.
•	We estimate that all necessary travel expenses in our first year of operations will be approximately $60,000.
•	We estimate that employee payroll in our first year of operations to be approximately $65,000.
•	We estimate that attorneys’ fees in our first year of operations will be $20,000.
•	We estimate that electronic filing fees in our first year of operations will be $3,000.
•	We estimate spending an estimated $25,000 in our first year of operations on miscellaneous costs.

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

Results of Operations

For the three and nine months ended December 31, 2017 and 2016

We did not generate any revenues during these periods. Operating expenses for the three and nine months ended December 31, 2017 were $36,302 and $75,174 as compared to $11,388 and $42,837 for the three and nine months ended December 31, 2016. The increase in operating expenses for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016 is primarily attributable to legal and accounting fees incurred in connection with updating of the Company’s filings with the SEC during the three months ended December 31, 2017.

The basic and diluted Net Loss per share of common stock for the three months ended December 31, 2017 and 2016 was $(0.00) and $(0.00). Until such time as we can implement our business plan we anticipate ongoing losses.

Liquidity and Capital Resources

At December 31, 2017 and March 31, 2017

We had nominal assets at both December 31, 2017 and March 31, 2017. As of December 31, 2017, we had $783 in cash as compared to $622 at March 31, 2017. Total liabilities at December 31, 2017 were $78,973 including, accounts payable of $130, accrued expenses of $17,601, convertible note payable related party of $38,506, net of unamortized discount at $27,306, promissory notes payable from related parties of $12,500, convertible notes of $10,000 and advances from related stockholders at $236. At March 31, 2017, liabilities totaled $2,485 consisting of $2,249 in accrued expenses and $236 as advances from related stockholders. Advances from stockholders are due on demand with interest due on the outstanding balance. Unless our officers/related stockholders continue to advance funds to the Company, of which there can be no assurance, or the Company receives an infusion of capital, it is unlikely that the Company will continue operations. At December 31, 2017, we had an accumulated deficit of $(212,133) as compared to $(94,206) at March 31, 2017.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2017, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

During the period ended December 31, 2017, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2018
SEGUIN NATURAL HAIR PRODUCTS, INC.
(Registrant)

By:	/s/ Kimberly Wright
Kimberly Wright
Chief Executive Officer
Chief Financial Officer
(Principal Accounting Officer)