Form 10-Q/A
period 2017-12-31
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2018-03-07
CIK 1642363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 on Form 10-Q/A (“Amended Filing”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2017 which was originally filed February 16, 2018. The Amended Filing is filed to update information in the notes to the financial statement, particularly Note 1 regarding the Company’s current business plans and to add information in Note 9 to disclose the Company’s pending Agreement and Plan of Merger.  No other changes have been made to the original report on Form 10-Q. This amended report does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

SEGUIN NATURAL HAIR PRODUCTS, INC.
FORM 10-Q/A
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

We are no longer in the business of developing and selling shampoo, conditioner or any other hair care products.

On December 28, 2017, the Company entered into an Agreement and Plan of Merger as amended January 9, 2018 (“Merger Agreement”), with Yuengling’s Ice Cream Corporation, a private Pennsylvania corporation (“Yuengling’s”)
.
The Merger Agreement provides that, subject to its terms and conditions, Yuengling’s will be merged with and into the Company (“Merger”) with the Company continuing as the surviving corporation under the name of Yuengling’s Ice Cream Corporation (“Surviving Corporation”).

Upon the effective date of the Merger, the shareholders of Yuengling’s Ice Cream Corporation will receive, in the aggregate, 44,502,385 shares of common stock of the Surviving Corporation which will represent 88.42% of the issued and outstanding common stock of the Surviving Corporation.

The Merger is subject to approval by the shareholders of Yuengling’s Ice Cream Corporation and the other closing conditions of the Merger Agreement. The Merger Agreement has been approved by the board of directors and shareholders of the Company.

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

Note 9 - Change in control

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

Note 10- Subsequent events

1) Merger Agreement

A merger agreement was executed on December 28, 2017 between Seguin Natural Hair Products Inc. (Seguin) and Yuenling’s Ice Cream Corporation (Yuengling's). Pursuant to this agreement, merger will be consummated by filing with the Secretaries of State of the states of Nevada and Pennsylvania duly executed articles of merger in accordance with the Nevada Act and the Pennsylvania Code. The Merger will become effective at such time as the Articles of Merger are duly filed.

The Merger will have the effects set forth in the merger agreement and in the applicable provisions of the Nevada Act and the Pennsylvania Code. Without limiting the generality of the foregoing, at the Effective Time all property, rights, privileges and powers of Seguin and Yuengling's will vest in the Surviving Corporation, and all debts, liabilities and duties of Seguin and of Yuengling's will become the debts, liabilities and duties of the Surviving Corporation, as provided under the applicable laws of the state of Nevada.

At the Effective Time, by virtue of the Merger and without any action on the part of Yuengling's or its shareholders, the shareholders of Yuengling's will receive, in the aggregate, 44,502,385 shares of common stock of the Surviving Corporation which will represent 88.42% of the issued and outstanding common stock of the Surviving Corporation at the Effective Time. At the Effective Time, all shares of common stock of Yuengling's will no longer be issued and outstanding and will automatically be cancelled and will cease to exist and each holder of Yuengling's Shares will cease to have any rights with respect thereto, except the right to receive the Merger Consideration.

On the Effective Date, the surviving corporation shall assume liability for the repayment of the December 28, 2017 Promissory Note on the same terms as issued by Yuengling's to Freelife Investments, Inc. (Freelife) in consideration for  the  loan of $325,000.00 on that date.

As of the date of this amendment, the Merger has not closed nor become effective.

2)	Convertible Note - Related party

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

Overview

We were incorporated on April 29, 2014 in the State of Nevada.   We are no longer in the business of developing and selling shampoo, conditioner or any other hair care products.

We are a developmental stage company that has no assets or revenue. We have no track record and may never generate any revenues. An investment in our Company should be considered extremely risky as an investor could lose all of their investment if we fail to meet their goals and projections.

Plan of Operations
The new management after the merger agreement is consummated would formulate a plan of operations pursuant to the merger.

The company will assess and quantify the revised need of finance once the business plan is formulated and reviewed by the new board and management.

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
101
The following financial information from our Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 6, 2018
SEGUIN NATURAL HAIR PRODUCTS, INC.
(Registrant)

By:	/s/ Kimberly Wright
Kimberly Wright
Chief Executive Officer
Chief Financial Officer
(Principal Accounting Officer)