Form 10-K
period 2018-03-31
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2022-12-12
CIK 1642363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED MARCH 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 333-205822

SEGUIN NATURAL HAIR PRODUCTS INC.

(Exact name of registrant as specified in its charter)

Nevada	35-7654530
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

50 Yorkville Street, Suite 2803 Toronto, Ontario, Canada	M4W 0A3
(Address of principal executive offices)

311 Bay Street, Unit 3405. Toronto, Ontario, Canada M4H 4G5

_______________________________________________________________________________________

(Former name or former address, if changed since last report)

Registrant’s telephone number, including area code 1+(647) 271-4226

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer, non-accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐

Accelerated filer   ☐

Non-accelerated filer   ☒

Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter was $-0- as of June 30, 2022.

There is no market for the comment equity of the registrant. As of December 7, 2022, there were 14,578,506. Shares of Common Stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

3

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” the “Company” are to Seguin Natural Hair Products Inc.

In addition, unless the context otherwise requires and for the purposes of this report only:

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“SEC” refers to the United States Securities and Exchange Commission;

•	“Securities Act” refers to the Securities Act of 1933, as amended;

PART I

Item 1. Business

General Overview

We were incorporated on April 29, 2014 under the laws of the State of Nevada. We originally intended to engage in the business of developing, marketing and sell shampoo, conditioner and other hair care products made from natural ingredients. Initial operations included organization and incorporation, target market identification, marketing plans, capital formation and property acquisitions. However, we are no longer in the business of developing and selling shampoo, conditioner or any other hair care products. We are presently considered a “shell company” and our current business plan is to seek to acquire a viable ongoing business either by acquisition, merger or other form of business combination transaction. In accordance with our current business model, on December 28, 2017 we entered into an Agreement and Plan of Merger as amended January 9, 2018 (“Merger Agreement”), with Yuengling’s Ice Cream Corporation, a private Pennsylvania corporation (“Yuengling’s”). On June 13, 2018, the Company informed Yuengling’s by written notice that the Company has terminated the Agreement and Plan of Merger dated December 28, 2017. The reason for the termination was the failure of Yuengling’s to complete the audit of its financial statements as required by the terms of the Merger Agreement.

Corporate Facilities

Our administrative and executive offices located at 311 Bay Street, Unit 3405, and Toronto, Ontario, Canada M5H 4G5 which are provided by our Chief Executive Officer without charge.

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act 0f 2012 (“JOBS Act”) and may take advantage of certain exemptions from certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” included but not limited to, not being required to comply with auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and exemptions from the requirements of holding a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year during which our revenues exceed $1 billion; (ii) the date on which we issue more than $1 billion of non-convertible debt in a three year period; (iii) the last day of the fiscal year following the fifth anniversary of the date of our first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act of 1933,as amended; or (iv) when the market value of our common stock that is held by non-affiliated exceeds $700 million as of the last business day of our most recently completed second fiscal quarter.

To the extent we continue to qualify as a “smaller reporting company”, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, after we cease to qualify as an “emerging growth company”, certain of the exemptions available to us as an “emerging growth company” may continue to be available to us as “smaller reporting company” including (i) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; and (ii) scaled executive compensation disclosures; and (iii) the requirement to provide only two years of audited consolidated financial statements instead of three

Item 1A Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Properties

We do not own any properties at this time and do not have presently any agreements to acquire any properties.

Item 3. Legal Proceedings

We are not involved in any legal proceedings

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our stock symbol on OTC Pink is “SNHR”. Our common stock is not currently quoted on the OTC Pink inter-dealer quotation service maintained by OTC Markets Group Inc., accordingly, there is presently no active public market for our common stock.

Our common stock is subject to Rule 15g-9 of the Exchange Act, known as the Penny Stock Rule, which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The Securities and Exchange Commission (“SEC”) also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system. The Penny Stock Rules requires a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

As of the date of this report, we have 14,578,506 shares of common stock issued and outstanding held by 17 stockholders of record.

Dividend Policy

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. It is anticipated that our future earnings will be retained to finance our continuing development. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors has the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and any other factors that our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2019, we did not issue any shares of common or preferred stock.

Item 6. Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operations

At the present time, the Company has no business operations. The Company will continue to seek other business opportunities either through the acquisition of, or merger with, an existing company with ongoing business operations. As of March 31, 2018, the Company had not generated any revenues and had no income or cash flows from operations since inception. At March 31, 2018, the Company had sustained net loss of $28,815 and had an accumulated deficit of $223,021.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon these operations successfully generating cash flow for the Company, financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of the target company with the Company.

Balance sheet as at March 31, 2018 and 2017

Cash

At March 31, 2018 we had cash of $610 compared to $622 as of March 31, 2017.

Prepaid asset

At March 31, 2018 we had prepaid expenses of $615 compared to $0 as at March 31, 2017.

Accrued liabilities

Accrued liabilities at March 31, 2018 totaled $19,509 compared to $2,249 as at March 31, 2017. The increase is attributable to the issuance by the Company of convertible promissory notes and promissory notes payable.

Payable to related parties

At March 31, 2018, the Company had convertible notes payable and promissory notes payable to related parties totaling $12,500 compared to $0 as at March 31, 2017.

Shareholder advances and receivable

Shareholder advances represent expenses paid by the owners from personal funds. The amount of advance as at March 31, 2018 were $236 which was the same the amount as at March 31, 2017.

Income statement for the years ended March 31, 2018 and 2017

Revenues for the years ended March 31, 2018 and 2017

The Company did not have any revenues from any sources in 2018 or 2017 and no revenues are expected in the near term until the Company locates and completes an acquisition of an operational business.

Expenses for the years ended March 31, 2018 and 2017

Operating expenses increased from $53,148 as of March 31, 2017 to $112,277. The increase was principally attributable to an increase in professional fees for legal and accounting services associated with the Company’s financial and periodic reports filed obligations with the SEC,

Liquidity and Capital Resources

At March 31, 2018 and March 31, 2017

We had nominal assets at both March 31, 2018 and March 31, 2017. As of March 31, 2018, we had $610 in cash as compared to $622 at March 31, 2017. Total liabilities at March 31, 2018 were $130,898 including, accrued expenses of $19,509, convertible note payable related party of $10,000, net of unamortized discount, promissory notes payable-related parties of $12,500, and advances from related stockholders at $236. At March 31, 2017, liabilities totaled $2,485 consisting of $2,249 in accrued expenses and $236 as advances from related stockholders. Advances from stockholders are due on demand with interest due on the outstanding balance. Unless our officers/related stockholders continue to advance funds to the Company, of which there can be no assurance, or the Company receives an infusion of capital, it is unlikely that the Company will continue operations. At March 31, 2018, we had an accumulated deficit of $(223,021) as compared to $(94,206) at March 31, 2017.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2018, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 8. Consolidated Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MARCH 31, 2018 and 2017

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	10
PCAOB ID 5525-Fruci & Associates II, PLC

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations and Comprehensive Loss	F-3

Consolidated Statements of Stockholders’ Equity	F-4

Consolidated Statements of Cash Flows	F-5

Notes to the Consolidated Financial Statements	F-6 - F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Seguin Natural Hair Products Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Seguin Natural Hair Products, Inc. (“the Company”) as of March 31, 2018, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). The financial statements of Seguin Natural Hair Products, Inc. as of March 31, 2017 were audited by other auditors whose report dated July 12, 2017 on those statements included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has generated no revenue to date and has not yet commenced principal operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

Spokane, Washington

December 9, 2022

SEGUIN NATURAL HAIR PRODUCTS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

TABLE OF CONTENTS

Financial Statements

Seguin Natural Hair Products, Inc.

Balance Sheets

	March 31,
	2018	2017

ASSETS
CURRENT ASSETS:
Cash	$610	$622
Prepaid Expense- attorney trust account	615	-
Total Current Assets	1,225	622

Total Assets	$1,225	$622

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$9,289	$2,249
Accrued Interest Payable	10,220	-
Convertible note payable related party, net of $5,000 unamortized discount	5,000	-
Convertible note payable	87,806	-
Derivative Liability	12,857	-
Advances from stockholders	236	236

Total Current Liabilities	125,408	2,485
LONG TERM LIABILITIES:
Loan Payable to related party	$5,490	$-
Total Long Term Liabilities	5,490	-

Total Liabilities	$130,898	$2,485

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock par value $0.0001: 500,000,000 shares authorized; 5,825,000 and 16,500,000 shares issued and outstanding as of March 31, 2018 and March 31, 2017; respectively	$582	$1,650
Additional paid-in capital	92,766	90,693
Accumulated deficit	(223,021)	(94,206)

Total Stockholders' Deficit	(129,673)	(1,863)

Total Liabilities and Stockholders' Deficit	$1,225	$622

See accompanying notes to the financial statements.

Seguin Natural Hair Products, Inc.

Statements of Operations

	For the Year Ended March 31,
	2018	2017

Operating Expenses
Professional fees	$109,437	$38,909
General and administrative expenses	2,840	14,239

Total operating expenses	112,277	53,148

Loss from Operations	(112,277)	(53,148)

Other Expenses
Interest expense	(8,681)	-
Derivative liability loss	(2,857)
Derivative discount amortization	(5,000)
Total other expense	(16,538)	-

Income Tax Provision	-	-

Net Loss	$(128,815)	$(53,148)

Net Loss per Common Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding: - basic and diluted	14,828,604	16,500,000

See accompanying notes to the financial statements.

Seguin Natural Hair Products, Inc.

Statements of Changes in Stockholders' Deficit

For the Years Ended March 31, 2018 and 2017

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 31, 2016	16,500,000	$1,650	$63,332	$(41,058)	$23,924

Capital Contribution	-	-	27,361	-	27,361

Net loss	-	-	-	(53,148)	(53,148)

Balance, March 31, 2017	16,500,000	1,650	90,693	(94,206)	(1,863)

Common stock issued for services	50,000	5	-	-	5

Capital Contribution	-	-	1,000	-	1,000

Retirement of common stock	(10,725,000)	(1,073)	1,073	-	-

Net loss				(128,815)	(128,815)

Balance, March 31, 2018	5,825,000	$582	92,766	$(223,021)	$(129,673)

See accompanying notes to the financial statements.

Seguin Natural Hair Products, Inc.

Statements of Cash Flows

	For the Year Ended March 31,

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(128,815)	$(53,148)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value - derivatives	2,857
Stock based compensation	5	-
Amortization of debt discount & other financing costs	5,000	-
Changes in operating assets and liabilities:
Prepaid Expenses	(615)	2,379
Accrued expenses and other current liabilities	17,260	2,249

Net cash used in operating activities	(104,308)	(48,520)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital contribution	1,000	27,361
Proceeds from related party convertible note	87,806	-
Loan from related party	5,490	-
Proceeds from convertible note	10,000	-

Net cash provided by financing activities	104,296	27,361

Net change in cash	(12)	(21,159)

Cash at beginning of the reporting period	622	21,781

Cash at end of the reporting period	$610	$622

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

Expenses paid by related party on behalf of the company	$16,095	$-
Retirement of common stock	$1,073	$-

See accompanying notes to the financial statements.

Seguin Natural Hair Products Inc.

March 31, 2018 and 2017
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

On December 28, 2017, the Company entered into an Agreement and Plan of Merger as amended January 9, 2018 (“Merger Agreement”), with Yuengling’s Ice Cream Corporation, a private Pennsylvania corporation (“Yuengling’s”).

On June 13, 2018, the Company informed Yuengling’s by written notice that the Company has terminated the Agreement and Plan of Merger dated December 28, 2017. The reason for the termination was the failure of Yuengling’s to complete the audit of its financial statements as required by the terms of the Merger Agreement.

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

March 31, 2018 and 2017
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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10- 35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35- 37 are described below:

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

Seguin Natural Hair Products Inc.

March 31, 2018 and 2017
Notes to the Financial Statements

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

Seguin Natural Hair Products Inc.

March 31, 2018 and 2017
Notes to the Financial Statements

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

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in Accounting Standards Codification 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASC 606-10-50-5 requires that entities disclose disaggregated revenue information in categories (such as type of good or service, geography, market, type of contract, etc.) that depict how the nature, amount, timing, and uncertainty of revenue and cash flow are affected by economic factors. ASC 606-10-55-89 explains that the extent to which an entity's revenue is disaggregated depends on the facts and circumstances that pertain to the entity's contracts with customers and that some entities may need to use more than one type of category to meet the objective for disaggregating revenue. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the new revenue standard by one year, and allowed entities the option to early adopt the new revenue standard as of the original effective date. There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. The requirements for these standards relating to Topic 606 are effective for interim and annual periods beginning after December 15, 2017. This standard permitted adoption using one of two transition methods, either the retrospective or modified retrospective transition method.

The Company adopted these standards for the year ended March 31, 2018 using the modified retrospective method. The adoption of these standards did not have an impact on the Company's Condensed Statements of Operations in the first quarter of 2018.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures

Seguin Natural Hair Products Inc.

March 31, 2018 and 2017
Notes to the Financial Statements

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

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

Earnings per Share

Earnings per share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted- average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

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

There were no potentially dilutive common shares outstanding for the years ended March 31, 2018 and 2017.

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

March 31, 2018 and 2017
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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard as of December 31, 2016. The adoption of this standard had no effect on our results of operation, cash flows, other than presentation, or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company is has reviewed the provisions of this ASU to and determined there will be no material impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ASU 2016 - provides guidance regarding the classification of certain items within the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company does not believe this ASU will have an impact on our results of operation, cash flows, other than presentation, or financial condition

Seguin Natural Hair Products Inc.

March 31, 2018 and 2017
Notes to the Financial Statements

On November 17, 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash", a consensus of the FASB's Emerging Issues Task Force (the "Task Force"). The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. ASU No. 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017. The Company does not believe this ASU will have an impact on our results of operation, cash flows, other than presentation, or financial condition

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2018, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Convertible Notes - Related party

On October 31, 2017, the Company entered into a Promissory Note with an investor (the “Lender”) who has significant influence over the Company’s affairs for up to $1,400. Interest is 25% per annum and is payable on demand. There is no penalty for prepayment.

On November 8, 2017, the Company entered into a Promissory Note with an investor who has significant influence over the Company’s affairs for $5,600. Interest is 12% per annum and is payable on demand. There is no penalty for prepayment.

On December 11, 2017, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $5,500 principal. The consideration of $5,500 with a 12% interest per annum is payable on demand. There is no penalty for prepayment.

Conversion terms:

The Lender has the right at any time from the effective date, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The conversion price is $0.35 per share. The total number of shares due under any conversion notice will be equal to the conversion amount divided by the conversion price.

Seguin Natural Hair Products Inc.

March 31, 2018 and 2017
Notes to the Financial Statements

On June 19, 2017, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $7,000 principal. The consideration is $7,000 payable with a 12% interest per annum and will mature after one year from the date of the note. There is an interest penalty for prepayment before 180 days which ranges from 118%-148%.

Conversion terms:

The Lender has the right at any time from the effective date, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The conversion price is $0.35 per share. The total number of shares due under any conversion notice will be equal to the conversion amount divided by the conversion price.

From August 1 to Sep 30, 2017 the Company issued various promissory notes with an aggregate principal amount of $20,595, of which $11,095 was paid directly by the holder to pay for expenses on behalf of the Company. These borrowing were from an investor who has significant influence over the Company’s affairs. Interest is 25% per annum and is payable on demand. There is no penalty for prepayment. These promissory notes have since been modified to include conversion privileges.

On September 28, 2017, the Company entered into a Promissory Note Agreement with an investor for up to $10,000. Interest is 25% per annum and is payable on demand. There is no penalty for prepayment. The lenders have the right at any time from the effective date, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The conversion price is $0.35 per share. The total number of shares due under any conversion notice will be equal to the conversion amount divided by the conversion price. The Company evaluated the convertible note for embedded derivatives. See Note 6 below for derivative liability and discount discussion on this convertible note.

On October 9, 2017, the Company entered into a Promissory Note with an investor who has significant influence over the Company’s affairs for $3,000. Interest is 25% per annum and is payable on demand. There is no penalty for prepayment.

Conversion terms:

The Lender has the right at any time from the effective date, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The conversion price is $.035 per share. The total number of shares due under any conversion notice will be equal to the conversion amount divided by the conversion price.

On November 14, 2017, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $2,200. The consideration is $2,200 payable with a 12% interest per annum and payable on demand. In the event of any prepayment, the Borrower will pay to Lender 150% of the unpaid principal amount of this Note.

Conversion terms:

The Lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”). In no event, however, will the Conversion Price be less than $0.35 per share

Seguin Natural Hair Products Inc.

March 31, 2018 and 2017
Notes to the Financial Statements

On November 20, 2017, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $2,500. The consideration is $2,500 payable with a 12% interest per annum and payable on demand. In the event of any prepayment, the Borrower will pay to Lender 150% of the unpaid principal amount of this Note.

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

On January 19, 2018 and January 29, 2018, the Company (the “Borrower”) entered into Promissory Note Agreements (the “Note”) with an investor (the “Lender”) who has significant influence for up to $3,000, $2,000 and $5,000. The consideration is $10,000 payable with a 12% interest per annum and payable on demand.

Conversion terms:

The Lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”). In no event, however, will the Conversion Price be less than $0.35 per share

Seguin Natural Hair Products Inc.

March 31, 2018 and 2017
Notes to the Financial Statements

On February 9, 2018, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $4,000. The consideration is $4,000 payable with a 12% interest per annum and payable on demand.

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

On March 7, 2018, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $5,500. The consideration is $5,500 payable with a 12% interest per annum and payable on demand.

Conversion terms:

The Lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”). In no event, however, will the Conversion Price be less than $0.35 per share

On March 16, 2018, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $2,250. The consideration is $2,250 payable with a 12% interest per annum and payable on demand.

Conversion terms:

The Lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”). In no event, however, will the Conversion Price be less than $0.35 per share

On March 29, 2018, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $2,300. The consideration is $2,300 payable with a 12% interest per annum and payable on demand.

Conversion terms:

The Lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”). In no event, however, will the Conversion Price be less than $0.35 per share

Seguin Natural Hair Products Inc.

March 31, 2018 and 2017
Notes to the Financial Statements

The Company evaluated the convertible note for possible embedded derivatives and concluded that none exist.

Interest expense recorded by the company on all outstanding notes was $8,681 and $-0- for the years ended March 31, 2018 and 2017 respectively.

Note 5 - Modification of Promissory Notes

In October 2018, the Company amended previously issued promissory notes with an aggregate principal amount of $23,595 owed to an investor who has significant influence over the Company’s affairs and also amended a promissory note with a principal amount of $10,000 owed to investor whereby a conversion option was added to the notes. As of October 6, 2017, the lenders have the right at any time from the effective date, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The conversion price is 70% of the lowest trading price during the 5 prior trading days. The total number of shares due under any conversion notice will be equal to the conversion amount divided by the conversion price, which is treated as debt extinguishment.

Note 6– Derivatives and Fair Value Instruments

The Company applied paragraph 815-10-05-4 of the FASB Accounting Standards Codification to the Convertible Notes Payable issued September 28, 2017. Based on the guidance in paragraph 815-10-05-4 of the FASB Accounting Standards Codification the Company concluded these instruments were required to be accounted for as derivatives on issuance date. The Company records the fair value of the Convertible Notes Payable and certain warrants that are classified as derivatives on issuance date and the fair value changes on each reporting date reflected in the consolidated statements of operations as “Change in Fair Value - derivatives.” These derivative instruments are not designated as hedging instruments under paragraph 815-10-05-4 of the FASB Accounting Standards Codification and are disclosed on the balance sheet under Derivative Liabilities.

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820- 10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10- 35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable

Seguin Natural Hair Products Inc.

March 31, 2018 and 2017
Notes to the Financial Statements

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepayments and other current assets, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company’s Level 3 financial liabilities consist of the Convertible Notes Payable issued September 28, 2017, for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of issuance and March 31, 2018.

The derivative element of the convertible notes was fair valued using the multinomial lattice model. The following assumptions were used to fair value these notes as of March 31, 2018:

-Projected annual volatility of 650%

-Risk free interest rate of 0.5%

-Stock price of 0.0001

-Liquidity term of 0.53 years

-Dividend yield of 0% and

-Exercise price of $0.00007

As of March 31, 2018 The Company’s Derivative Liability on the above Convertible Notes Payable was $12,857. The note contains a $10,000 Derivative Note Discount- amortized at $2,500 per quarter, resulting in total amortization of $5,000 at year ended March 31, 2018. The following table shows the derivative liability valuation and change in fair-market value of the derivatives on all outstanding notes as of March 31, 2018:

Valuation March 31,	Issuances during	Conversions during	March 31, 2018 Mark-to-	Valuation March 31,
2017	Year	Year	Market	2018
$-0-	$10,000	$-0-	$2,857	$12,857

Note 7 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Shareholder Advances

The balance owed to shareholders as of March 31, 2018 and March 31, 2017 was $236 and $236, respectively. The advances from shareholders are unsecured, non-interest bearing, and payable on demand.

Seguin Natural Hair Products Inc.

March 31, 2018 and 2017
Notes to the Financial Statements

Loan Due- Andrew Hackett

The balance owed to former shareholder as of March 31, 2018 and March 31, 2017 was $5,490 and $-0-, respectively. These are advances from the former shareholder and are unsecured, non-interest bearing, and payable on demand.

Contribution of Capital

During the year ended March 31, 2017 Oivi Launonen, former CEO of the Company, made a total contribution of $27,361.

During the year ended March 31, 2018, Oivi Launonen, former CEO of the Company, made a total contribution of $1,000.

On February 1, 2018 Robert C. Laskowski returned to the Company 10,725,000 shares of common stock. The return of these common shares of stock is recorded as a offset to additional paid in capital during the year ended March 31, 2018.

Note 8 - Change in control

On May 1, 2017, Glenn Similas, Jacob D. Madsen and Robert C. Laskowski, Attorney at Law, as nominee, (collectively, “Purchasers”) entered into a Stock Purchase Agreement with Oivi Launonen to purchase 12,000,000 shares of Common Stock(“Shares”) of the Company. The Shares were acquired as follows:

Glenn Similas	792,000
Jacob D. Madsen	483,000
Robert C. Laskowski, as nominee holder	10,725,000

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

On February 1, 2018 Robert C. Laskowski returned to the Company 10,725,000 shares of common stock. The return of these common shares of stock is recorded as Capital stock retirement during the year ended March 31, 2018.

Seguin Natural Hair Products Inc.

March 31, 2018 and 2017
Notes to the Financial Statements

Note 9 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At March 31, 2018, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $215,164 that may be offset against future taxable income through 2037. No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $45,184 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding the probability of its realization. The valuation allowance increased approximately $25,401 and $17,634 for the year ended March 31, 2018 and 2017, respectively.

Components of deferred tax assets in the balance sheets are as follows:

	March 31, 2018	March 31, 2017
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$45,184	$19,783

Less valuation allowance	(45,184)	(19,783)

Deferred tax assets, net of valuation allowance	$-	$-

Seguin Natural Hair Products Inc.

March 31, 2018 and 2017
Notes to the Financial Statements

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the Year ended March 31, 2018	For the Year ended March 31, 2017

Federal statutory income tax rate	34.0%	(34.0)%

Change in tax rate estimate	(13.0)	-

Change in valuation allowance	21.0%	34.0%

Note 10- Subsequent events

On April 16, 2018, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $1,000. The consideration is $1,000 payable with a 12% interest per annum and payable on demand.

Conversion terms:

The Lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”). In no event, however, will the Conversion Price be less than $0.35 per share

On April 19, 2018, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $3,000. The consideration is $3,000 payable with a 12% interest per annum and payable on demand.

Conversion terms:

The Lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”). In no event, however, will the Conversion Price be less than $0.35 per share

On June 19, 2018, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $4,000. The consideration is $4,000 payable with a 12% interest per annum and payable on demand.

Seguin Natural Hair Products Inc.

March 31, 2018 and 2017
Notes to the Financial Statements

Conversion terms:

The Lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”). In no event, however, will the Conversion Price be less than $0.35 per share

On June 28, 2018, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $3,500. The consideration is $3,500 payable with a 12% interest per annum and payable on demand.

Conversion terms:

The Lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”). In no event, however, will the Conversion Price be less than $0.35 per share

Conversion of Debt:

In December 2018, in a private transaction the holder of $102,145 in debt sold these notes to an unrelated investor who subsequently converted the outstanding principal debt to common stock, thereby acquiring control of the company.

Effective December 4, 2018, the Company issued 8,753,506 shares of its common stock (“Shares”) upon the exercise of conversion rights under outstanding convertible promissory notes (“Notes”). The conversion price for the shares was $0.00927 per share and the aggregate principal amount converted under the Notes was $102,145. As a result of the conversion, the Notes were paid in full and are no longer outstanding obligations of the Company. On December 8th 2021 the Company issued an additional 2,265,372 shares of common stock for the above conversion when a miscalculation during the original conversion was detected.

The Shares were issued in compliance with the exemptions from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(a)(2) and Regulation S for transactions not involving a public offering and for offers and sales outside the United States.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A. Controls and Procedures

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework or COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Management identified segregation of duties & maintenance of current accounting records as material weaknesses in internal control over financial reporting.

Management is in the continuous process of improving the internal control over financial reporting by engaging a Certified Public Accountant as a consultant to mitigate some of the identified weaknesses. The Company is still in its development stage and intends on bringing in necessary resources to address the weaknesses once full operations have commenced. Management concludes that internal control over financial reporting is ineffective at December 31, 2020.

Management’s Report of Internal Control over Financial Reporting

Our management carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our chief executive officer and chief financial officer each concluded that as of the Evaluation Date, our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

As of the date of this report, the directors and officers of the Company are as follows:

NAME	AGE	POSITIONS AND OFFICES HELD
Danny Iandoli	56	President/CEO and Director

Danny Iandoli is currently the Company’ sole officer and director. He has been officer and director since December 6, 2018. Mr Iandoli is the owner of Dicar Financial Incorporated located in Vaughan, Ontario, Canada which is in business of making and holding real estate mortgage loans on residential and commercial property.

Term of Office

Our director is appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers, if any, are appointed by our board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our officers and/or directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

At the present time, we do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its consolidated financial statements at this stage of its development. We have not formed a Compensation Committee, Nominating and Corporate Governance Committee or any other Board Committee as of the filing of this Annual Report.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not presently registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code”) that applies to our officers, directors and employees including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. A copy of the Code will be provided to any person upon request, without charge.

Item 11. Executive Compensation

The Company has not to date paid any compensation to any officer or director. The Company intends to pay annual salaries to all its officers and will pay an annual stipend to its directors when, and if, it completes a primary public offering for the sale of securities and/or the Company reaches profitability, experiences positive cash flow and/or obtains additional funding. At such time, the Company anticipates offering cash and non-cash compensation to officers and directors. In addition, although not presently offered, the Company anticipates that its officers and directors will be provided with a group health, vision and dental insurance program at subsidizes rates, or at the sole expense of the Company, as may be determined on a case-by-case basis by the Company in its sole discretion. In addition, the Company plans to offer 401(k) matching funds as a retirement benefit, paid vacation days and paid holidays.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of regarding the beneficial ownership of our Common Stock by (i) our named executive officer, and (ii) each of our directors, (iii) each person we know to beneficially own more than 5% of our outstanding Common Stock. All shares of our Common Stock shown in the table reflect sole voting and investment power.

Name and Address of Beneficial Owner	Position	Common shares beneficially owned	Percent of Common shares beneficially owned (1)
Danny Iandoli	Pres/CEO, Director	9,353,506	64.16%
50 Yorkville Street, Suite 2803, Toronto, ON, Canada M4W OA3

Glen Similas		792,000	5.43%
25 Nectarne Crescent
Brampton, ON, Canada L6S 5Z1
Total owned by officers and directors		10,145,506	69.59%

(1)	Based on 14,578,506 shares outstanding as of this Report.

Item 13. Certain Relationships and Related Transactions and Director Independence

Director Independence

Presently, our sole director, Danny Iandoli, is the Company’s sole officer and as such we have no directors who would qualify as independent as defined in NASDAQ Marketplace Rules. Our director believes that retaining one or more additional directors who would qualify as independent would be overly costly, burdensome and not warranted in the circumstances given the Company’s current stage of development.

14

Certain Relationships and Related Transactions

Item 14. Principal Accounting Fees and Services.

Fruci & Associates II, PLLC, is the Company’s registered independent accounting firm for the fiscal year ended March 31, 2018.

Audit Fees

$7,500.00

Audit Related Fees

Tax Fees

There was no Tax Fees for years ended March 31, 2018 and 2017.

All Other Fees

There were no other fees for years ended March 31, 2018 and 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K

(a)	Financial Statements

Page

Report of Independent Registered Public Accounting Firm	10

Consolidated Financial Statements for the years ended December 31, 2020 and 2019

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations and Comprehensive Loss	F-3

Consolidated Statement of Stockholders’ Equity	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6-F-21

(b)	Exhibits

 EXHIBIT INDEX

Exhibit No.	Description

3(i)(a)	Articles of Incorporation *

3.2	Bylaws *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 filed on July 23, 2015.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Fixed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 12, 2022	Sequin Natural Hair Products Inc.

	By:	/s/ Danny Iandoli
Danny Iandoli
Chief Executive Officer, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Chief Executive Officer and
/s/ Danny Iandoli	Director	December 12, 2022
Danny Iandoli

18