Form 10-Q
period 2018-06-30
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2022-12-12
CIK 1642363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number:      333-205822

SEGUIN NATURAL HAIR PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	35-7654530
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

50 Yorkville Ave. Suite 2803, Toronto, Ontario, Canada	M4W 0A3
(Address of principal executive offices)	(Zip Code)

(647) 271-4226

(Issuer's telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)

Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 7, 2022, there were 14,578,506 shares of the Company’s common stock issued and outstanding.

SEGUIN NATURAL HAIR PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2018

2

SEGUIN NATURAL HAIR PRODUCTS, INC.

FINANCIAL STATEMENTS

June 30, 2018

TABLE OF CONTENTS

Financial Statements

Seguin Natural Hair Products, Inc.

Balance Sheets

	June 30, 2018	March 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$116	$610
Prepaid expense	-	615
Total Current Assets	116	1,225
Total Assets	$116	$1,225
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$1,034	$9,289
Accrued Interest Payable	15,636	10,220
Compensation payable	2,500	-
Convertible note payable related party, net of unamortized discount of $2,500 and $5,000	7,500	5,000
Convertible note payable	100,845	87,806
Derivative liability	12,857	12,857
Advances from stockholders	236	236

Total Current Liabilities	140,608	125,408
LONG TERM LIABILITIES:
Loan Payable - related party	$5,490	$5,490
Total Long Term Liabilities	5,490	5,490
Total Liabilities	146,098	130,898

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock par value $0.0001: 500,000,000 shares authorized; 5,825,000 and 5,825,000 shares issued and outstanding as of June 30, 2018 and March 31, 2018; respectively	$582	$582
Additional paid-in capital	92,766	92,766
Accumulated deficit	(239,330)	(223,021)

Total Stockholders' Deficit	(145,982)	(129,673)

Total Liabilities and Stockholders' Deficit	$116	$1,225

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Operations

(Unaudited)

	For the three month's ending June 30th,
	2018	2017

Operating Expenses
Professional fees	$6,580	$13,069
General and administrative expenses	274	85

Total operating expenses	6,854	13,154

Loss from Operations	(6,854)	(13,154)

Other Expenses
Interest expense	(6,955)	(349)
Derivative discount amortization	(2,500)	-
Total other expense	(9,455)	(349)

Income Tax Provision	-	-

Net Loss	$(16,309)	$(13,503)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding: - basic and diluted	5,825,000	16,500,000

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Changes in Stockholders' Deficit

For the Three Months Ended June 30th, 2018 and 2017

(Unaudited)

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)

Balance, March 31, 2017	16,500,000	$1,650	$90,693	$(94,206)	$(1,863)

Capital Contribution	-	-	8,000	-	8,000

Net loss	-	-	-	(13,503)	(13,503)

Balance, June 30, 2017	16,500,000	1,650	98,693	(107,709)	(7,366)

Balance, March 31, 2018	5,825,000	$582	$92,766	$(223,021)	$(129,673)

Capital Contribution	-	-	-	-	-

Net loss	-	-	-	(16,309)	(16,309)

Balance, June 30, 2018	5,825,000	582	92,766	(239,330)	(145,982)

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Cash Flows

Unaudited

	For the three months ending June 30th,

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,309)	(13,503)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	-	-
Amortization on debt discount	2,500	211
Changes in operating assets and liabilities:	-	-
Prepaid Expenses	615	-
Accrued expenses and other current liabilities	(339)	5,663

Net cash used in operating activities	(13,533)	(7,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital contribution	-	1,000
Proceeds from related party convertible note	13,039	7,000

Net cash provided by financing activities	13,039	8,000

Net change in cash	(494)	371

Cash at beginning of the reporting period	610	622

Cash at end of the reporting period	$116	993

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

SUPPLIMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Expenses paid by related party on behalf of the company	$615	$-

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products Inc.

June 30, 2018 and 2017

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

June 30, 2018 and 2017

Notes to the Financial Statements

(unaudited)

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

June 30, 2018 and 2017

Notes to the Financial Statements

(unaudited)

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

June 30, 2018 and 2017

Notes to the Financial Statements

(unaudited)

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

Seguin Natural Hair Products Inc.

June 30, 2018 and 2017

Notes to the Financial Statements

(unaudited)

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

There were no potentially dilutive common shares outstanding for the quarter ended June 30, 2018 and year ended March 31, 2018

Seguin Natural Hair Products Inc.

June 30, 2018 and 2017

Notes to the Financial Statements

(unaudited)

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

Seguin Natural Hair Products Inc.

June 30, 2018 and 2017

Notes to the Financial Statements

(unaudited)

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

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2018, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 –Convertible Notes - Related party

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

Seguin Natural Hair Products Inc.

June 30, 2018 and 2017

Notes to the Financial Statements

(unaudited)

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

From August 1 to Sep 30, 2017 the Company issued various promissory notes with an aggregate principal amount of $20,595, of which $11,095 was paid directly by the holder to pay for expenses on behalf of the Company. These borrowings were from an investor who has significant influence over the Company’s affairs. Interest is 25% per annum and is payable on demand. There is no penalty for prepayment. These promissory notes have since been modified to include conversion privileges, as per note 7 below.

On September 28, 2017, the Company entered into a Promissory Note Agreement with an investor for up to $10,000. Interest is 25% per annum and is payable on demand. There is no penalty for prepayment. The lenders have the right at any time from the effective date, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The conversion price is 70% of the lowest trading price during prior 5 trading days. The total number of shares due under any conversion notice will be equal to the conversion amount divided by the conversion price. The Company evaluated the convertible note for embedded derivatives. See Note 6 below for derivative liability and discount discussion on this convertible note.

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

Seguin Natural Hair Products Inc.

June 30, 2018 and 2017

Notes to the Financial Statements

(unaudited)

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

Seguin Natural Hair Products Inc.

June 30, 2018 and 2017

Notes to the Financial Statements

(unaudited)

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

June 30, 2018 and 2017

Notes to the Financial Statements

(unaudited)

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

The Company evaluated the convertible note for possible embedded derivatives and concluded that none exist. However, the Company concluded a portion of the note should be allocated to additional paid-in capital as a beneficial conversion feature at the issuance date, since the conversion price on that date was lower than the fair market value of the underlying stock. Resultantly, a discount of $33,595 was recognized during the year ended June 30, 2018 representing the intrinsic value of the beneficial conversion feature of the note, which amount is being amortized through the maturity date of the note.

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

Seguin Natural Hair Products Inc.

June 30, 2018 and 2017

Notes to the Financial Statements

(unaudited)

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

Note 5 - Modification of Promissory Notes

In October 2018, the Company amended previously issued promissory notes with an aggregate principal amount of $23,595 owed to an investor who has significant influence over the Company’s affairs and also amended a promissory note with a principal amount of $10,000 owed to investor whereby a conversion option was added to the notes. As of October 6, 2017, the lenders have the right at any time from the effective date, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The conversion price is 70% of the lowest trading price during prior 5 trading days. The total number of shares due under any conversion notice will be equal to the conversion amount divided by the conversion price, which is treated as debt extinguishment.

Note 6 – Derivatives and Fair Value Instruments

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

Seguin Natural Hair Products Inc.

June 30, 2018 and 2017

Notes to the Financial Statements

(unaudited)

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

The Company’s Level 3 financial liabilities consist of the Convertible Notes Payable issued September 28 2017, for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of issuance and June 30, 2018.

The derivative element of the convertible notes was fair valued using the multinomial lattice model. The following assumptions were used to fair value these notes as of June 30, 2018:

Projected annual volatility of 650%

Risk free interest rate of 0.5%

Stock price of 0.0001

Liquidity term of 0.25 years

Dividend yield of 0% and

Exercise price of $0.00007

As of June 30, 2018 the Company’s Derivative Liability on the above Convertible Notes Payable was $12,857. The note contains a $10,000 Derivative Note Discount which recorded amortization expense of $2,500 for the quarter ended June 30, 2018, resulting in total amortization to-date of$7,500 at June 30, 2018.

As of June 30, 2018 The Company’s Derivative Liability on the above Convertible Notes Payable was $12,857. The following table shows the derivative liability valuation and change in fair-market value of the derivatives on all outstanding notes as of March 31, 2018:

Valuation March 31,	Issuances during	Conversions during	June 30, 2018 Mark-to-	Valuation June 30,
2018	Quarter	Quarter	Market	2018
$12,857	$-0-	$-0-	$-0-	$12,857

Seguin Natural Hair Products Inc.

June 30, 2018 and 2017

Notes to the Financial Statements

(unaudited)

Note 7 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Shareholder Advances

The balance owed to shareholders as of June 30, 2018 and March 31, 2018 was $236 and $236, respectively. The advances from shareholders are unsecured, non-interest bearing, and payable on demand.

Contribution of Capital

During the year ended March 31, 2018 Oivi Launonen, former CEO of the Company, made a total contribution of

$1,000.

On February 1, 2018 Robert C. Laskowski returned to the Company 10,725,000 shares of common stock. The return of these common shares of stock is recorded as an offset to additional paid in capital during the year ended March 31, 2018.

Management Compensation Payable

During the quarter ended June 30, 2018 the Company accrued $2,500 in compensation to be paid to Management for services rendered. The total compensation payable as of June 30, 2018 is $2,500.

Note 8- Subsequent events

Conversion of Debt

In December 2018, in a private transaction the holder of $102,145 in debt sold these notes to an unrelated investor who subsequently converted the outstanding principal debt to common stock, thereby acquiring control of the company.

Effective December 4, 2018, the Company issued 8,753,506 shares of its common stock (“Shares”) upon the exercise of conversion rights under outstanding convertible promissory notes (“Notes”). The conversion price for the shares was $0.00927 per share and the aggregate principal amount converted under the Notes was $102,145. As a result of the conversion, the Notes were paid in full and are no longer outstanding obligations of the Company. On December 8th 2021 the Company issued the additional 2,265,372 shares of common stock for the above conversion.

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

Results of Operations

For the three months ended June 30, 2019 and 2017

We did not generate any revenues during these periods. Operating expenses for the three ended June 30, 2018 were $6,854 as compared to $13,154 for the three months ended June 30, 2017.

The basic and diluted Net Loss per share of common stock for the three months ended June 30, 2018 and 2017 was $(0.00) and $(0.00). Until such time as we can implement our business plan we anticipate ongoing losses.

Liquidity and Capital Resources

At June 30, 2018 and March 31, 2018

We had nominal assets at both June 30, 2018 and March 31, 2018. As of June 30, 2018, we had $116 in cash as compared to $610 at March 31, 2018. Total liabilities at June 30, 2018 were $146,098 including, accrued expenses of $1,034, convertible note payable related party of $10,000, promissory notes payable related party of $12,500 and advances from related stockholders at $236. At March 31, 2018, liabilities totaled $125,408 consisting of $9,289 in accrued expenses and $236 as advances from related stockholders. Advances from stockholders are due on demand with interest due on the outstanding balance. Unless our officers/related stockholders continue to advance funds to the Company, of which there can be no assurance, or the Company receives an infusion of capital, it is unlikely that the Company will continue operations. At June 30, 2018, we had an accumulated deficit of $(239,331) as compared to $(223,021) at March 31, 2018.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2018, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may never be sufficient to commence and support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds.

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

Between January 29, 2018 through June 28, 2018, the Company issued nine (9) convertible promissory notes in the aggregate principal amount of $26,850 with an investor who, at the time of the issuance of the notes, has significant influence over the affairs of the Company. Each of the notes carried interest at the rate of 12% per annum. Each of the notes was due on demand. Each of the notes was convertible into common stock of the Company at a conversion price based upon the volume weighted average price of the common stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion..

Each of the notes was issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to either Section 4(a)(2) thereunder for transactions not involving a public offering or under Regulation S for Offshore Transactions not involving a U.S. Person, as those terms are defined under Regulation S.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from our Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

*Incorporated by reference to the Registration Statement on Form S-1 filed July 23, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 12, 2022

SEGUIN NATURAL HAIR PRODUCTS, INC.
(Registrant)

By:	/s/ Danny Iandoli
Danny Iandoli
Chief Executive Officer
Chief Financial Officer
(Principal Accounting Officer)

