Form 10-Q
period 2018-09-30
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2022-12-12
CIK 1642363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2018

or

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

Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 1, 2022, there were 14,578,506 shares of the Company’s common stock issued and outstanding.

SEGUIN NATURAL HAIR PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2018

2

SEGUIN NATURAL HAIR PRODUCTS, INC.

FINANCIAL STATEMENTS

September 30, 2018

TABLE OF CONTENTS

Financial Statements

Seguin Natural Hair Products, Inc.
Balance Sheets

	September 30, 2018	March 31. 2018
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$610
Prepaid expense	-	615
Total Current Assets	-	1,225

Total Assets	$-	$1,225

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$2,474	$9,289
Bank overdraft payable	37	-
Accrued Interest Payable	21,346	10,220
Compensation payable	10,000
Convertible note payable related party	10,000	17,500
Convertible note payable	100,845	75,306
Derivative liability	12,857	12,857
Advances from stockholders	236	236

Total Current Liabilities	157,795	125,408
LONG TERM LIABILITIES:
Loan payable- related party	$5,490	$5,490
Total Long Term Liabilities	5,490	5,490
Total Liabilities	163,285	130,898

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock par value $0.0001: 500,000,000 shares authorized; 5,825,000 and 5,825,000 shares issued and outstanding as of September 30, 2018 and March 31, 2018; respectively	$582	$582
Additional paid-in capital	92,766	92,766
Accumulated deficit	(256,633)	(223,021)

Total Stockholders' Deficit	(163,285)	(129,673)

Total Liabilities and Stockholders' Deficit	$-	$1,225

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.
Statements of Operations

	For the Six Month's Ending September 30th,		For the Three Month's Ending September 30th,
	2018	2017	2018	2017

Operating Expenses
Professional fees	$15,569	$36,775	1,489	$23,706
General and administrative expenses	377	2,097	7,603	2,012

Total operating expenses	15,946	38,872	9,092	25,718

Loss from Operations	(15,946)	(38,872)	(9,092)	(25,718)

Other Expenses
Interest expense	(12,665)	(3,788)	(5,710)	(3,439)
Derivative discount amortization	(5,000)	-	(2,500)	-
Total other expense	(17,665)	(3,788)	(8,210)	(3,439)

Income Tax Provision	-	-	-	-

Net Loss	$(33,611)	$(42,660)	(17,302)	$(29,157)

Net Loss per Common Share - Basic and Diluted	$(0.01)	$(0.00)	(0.00)	$(0.00)

Weighted average common shares outstanding: - basic and diluted	5,825,000	16,500,000	5,825,000	16,500,000

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.
Statements of Changes in Stockholders' Deficit
For the Three and Six Months Ended September 30th, 2018 and 2017
(Unaudited)

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)

Balance, June 30, 2017	16,500,000	$1,650	$90,693	$(107,709)	$(15,366)

Capital Contribution	-	-	8,000	-	8,000

Net loss three months ended September 30, 2017	-	-	-	(29,157)	(29,157)

Balance, September 30,2017	16,500,000	1,650	98,693	(136,866)	(36,523)

Balance, March 31, 2017	16,500,000	$1,650	$90,693	$(94,206)	$(1,863)

Capital Contribution	-	-	8,000	-	8,000

Net loss six months ended September 30, 2017	-	-	-	(42,660)	(42,660)

Balance, September 30,2017	16,500,000	1,650	98,693	(136,866)	(36,523)

Balance, June 30, 2018	5,825,000	$582	$92,766	$(239,331)	$(145,983)

Net loss three months ended September 30, 2017	-	-	-	(17,302)	(17,302)

Balance, September 30, 2018	5,825,000	582	92,766	(256,633)	(163,285)

Balance, March 31, 2018	5,825,000	$582	$92,766	$(223,021)	$(129,673)

Rounding	-	-	-	(1)	(1)

Net loss six months ended September 30, 2018	-	-	-	(33,611)	(33,611)

Balance, September 30, 2018	5,825,000	582	92,766	(256,633)	(163,285)

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.
Statements of Cash Flows
Unaudited

	For the Six Months Ended September 30th,

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,611)	(42,660)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization on debt discount	5,000	1,961
Changes in operating assets and liabilities:
Prepaid Expenses	615	-
Accrued expenses and other current liabilities	14,311	8,142

Net cash used in operating activities	(13,685)	(32,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	36	-
Proceeds from capital contribution	-	1,000
Proceeds from related party convertible note	13,039	7,000
Proceeds from convertible note	-	10,000
Proceeds from promissory notes payable – related parties	-	20,595

Net cash provided by financing activities	13,075	38,595

Net change in cash	(610)	6,038

Cash at beginning of the reporting period	610	622

Cash at end of the reporting period	$0	6,660

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

SUPPLIMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

Expenses paid by related party on behalf of the company	$615	$-

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products Inc.

September 30, 2018 and 2017

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

September 30, 2018 and 2017

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

Reclassification of certain amounts

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10- 35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35- 37 are described below:

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

September 30, 2018 and 2017

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

September 30, 2018 and 2017

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

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in Accounting Standards Codification 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASC 606-10-50-5 requires that entities disclose disaggregated revenue information in categories (such as type of good or service, geography, market, type of contract, etc.) that depict how the nature, amount, timing, and uncertainty of revenue and cash flow are affected by economic factors. ASC 606-10-55-89 explains that the extent to which an entity's revenue is disaggregated depends on the facts and circumstances that pertain to the entity's contracts with customers and that some entities may need to use more than one type of category to meet the objective for disaggregating revenue. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the new revenue standard by one year and allowed entities the option to early adopt the new revenue standard as of the original effective date. There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. The requirements for these standards relating to Topic 606 are effective for interim and annual periods beginning after December 15, 2017. This standard permitted adoption using one of two transition methods, either the retrospective or modified retrospective transition method.

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

September 30, 2018 and 2017

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

September 30, 2018 and 2017

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

In April 2016, the FASB issued ASU 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company has reviewed the provisions of this ASU to and determined there will be no material impact on our results of operations, cash flows or financial condition.

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

September 30, 2018 and 2017

Notes to the Financial Statements

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

Note 4 – Convertible Notes - Related party

On October 31, 2017, the Company entered into a Promissory Note with an investor who has significant influence over the Company’s affairs for up to $1,400. Interest is 25% per annum and is payable on demand. There is no penalty for prepayment.

On November 8, 2017, the Company entered into a Promissory Note with an investor who has significant influence over the Company’s affairs for $5,600. Interest is 12% per annum and is payable on demand. There is no penalty for prepayment.

On December 11, 2017, the Company entered into a Promissory Note Agreement with an investor who has significant influence over the affairs of the Company for up to $5,500 principal. The consideration of $5,500 with a 12% interest per annum is payable on demand. There is no penalty for prepayment.

On June 19, 2017, the Company entered into a Promissory Note Agreement with an investor who has significant influence over the affairs of the Company for up to $7,000 principal. The consideration is $7,000 payable with a 12% interest per annum and will mature after one year from the date of the note. There is an interest penalty for prepayment before 180 days which ranges from 118%-148%.

Seguin Natural Hair Products Inc.

September 30, 2018 and 2017

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

From August 1 to Sep 30, 2017 the Company issued various promissory notes with an aggregate principal amount of

$20,595, of which $11,095 was paid directly by the holder to pay for expenses on behalf of the Company. These borrowing were from an investor who has significant influence over the Company’s affairs. Interest is 25% per annum and is payable on demand. There is no penalty for prepayment. These promissory notes have since been modified to include conversion privileges, as per note 5below.

On September 28, 2017, the Company entered into a Promissory Note Agreement with an investor for up to $10,000. Interest is 25% per annum and is payable on demand. There is no penalty for prepayment. The lenders have the right at any time from the effective date, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The conversion terms are 70% of the lowest trading price during prior 5 trading days. The total number of shares due under any conversion notice will be equal to the conversion amount divided by the conversion price. The Company evaluated the convertible note for embedded derivatives. See Note 6 below for derivative liability and discount discussion on this convertible note.

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

On November 14, 2017, the Company entered into a Promissory Note Agreement with an investor who has significant influence over the affairs of the Company for up to $2,200. The consideration is $2,200 payable with a 12% interest per annum and payable on demand. In the event of any prepayment, the Borrower will pay to Lender 150% of the unpaid principal amount of this Note.

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

Seguin Natural Hair Products Inc.

September 30, 2018 and 2017

Notes to the Financial Statements

On November 20, 2017, the Company entered into a Promissory Note Agreement with an investor who has significant influence over the affairs of the Company for up to $2,500. The consideration is $2,500 payable with a 12% interest per annum and payable on demand. In the event of any prepayment, the Borrower will pay to Lender 150% of the unpaid principal amount of this Note.

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

On December 4, 2017, the Company entered into a Promissory Note Agreement with an investor who has significant influence over the affairs of the Company for up to $6,500. The consideration is $6,500 payable with a 12% interest per annum and payable on demand. In the event of any prepayment, the Borrower will pay to Lender 150% of the unpaid principal amount of this Note.

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

On January 26, 2018, the Company entered into a Promissory Note Agreement with an investor who has significant influence over the affairs of the Company for up to $21,000. The consideration is $21,000 payable with a 12% interest per annum and payable on demand.

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

Seguin Natural Hair Products Inc.

September 30, 2018 and 2017

Notes to the Financial Statements

On February 9, 2018, the Company entered into a Promissory Note Agreement with an investor who has significant influence over the affairs of the Company for up to $4,000. The consideration is $4,000 payable with a 12% interest per annum and payable on demand.

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

On March 7, 2018, the Company entered into a Promissory Note Agreement with an investor who has significant influence over the affairs of the Company for up to $5,500. The consideration is $5,500 payable with a 12% interest per annum and payable on demand.

Conversion terms:

The lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”). In no event, however, will the Conversion Price be less than $0.35 per share

On March 16, 2018, the Company entered into a Promissory Note Agreement with an investor who has significant influence over the affairs of the Company for up to $2,250. The consideration is $2,250 payable with a 12% interest per annum and payable on demand.

Conversion terms:

The Lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”). In no event, however, will the Conversion Price be less than $0.35 per share

On March 29, 2018, the Company entered into a Promissory Note Agreement with an investor who has significant influence over the affairs of the Company for up to $2,300. The consideration is $2,300 payable with a 12% interest per annum and payable on demand.

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

September 30, 2018 and 2017

Notes to the Financial Statements

The Company evaluated the convertible note for possible embedded derivatives and concluded that none exist.

On April 16, 2018, the Company entered into a Promissory Note Agreement with an investor who has significant influence over the affairs of the Company or up to $1,000. The consideration is $1,000 payable with a 12% interest per annum and payable on demand.

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

On April 19, 2018, the Company entered into a Promissory Note Agreement with an investor who has significant influence for up to $3,000. The consideration is $3,000 payable with a 12% interest per annum and payable on demand.

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

On June 19, 2018, the Company entered into a Promissory Note Agreement with an investor who has significant influence over the affairs of the Company for up to $4,000. The consideration is $4,000 payable with a 12% interest per annum and payable on demand.

Conversion terms:

The lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”). In no event, however, will the Conversion Price be less than $0.35 per share

On June 28, 2018, the Company entered into a Promissory Note Agreement with an investor who has significant influence over the affairs of the Company for up to $3,500. The consideration is $3,500 payable with a 12% interest per annum and payable on demand.

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

Seguin Natural Hair Products Inc.

September 30, 2018 and 2017

Notes to the Financial Statements

Interest expense recorded by the company on all outstanding notes was $12,665 and $3,788 for the six months ending September 30, 2018 and 2017 respectively.

Note 5- Modification of Promissory Notes

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

September 30, 2018 and 2017

Notes to the Financial Statements

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepayments and other current assets, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company’s Level 3 financial liabilities consist of the Convertible Notes Payable issued September 28, 2017, for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of issuance and September 30, 2018.

As of September 30, 2018 The Company’s Derivative Liability on the above Convertible Notes Payable was $12,857. The note contains a $10,000 Derivative Note Discount- which recorded amortization expense of $2,500 for the quarter ended September 30, 2018 resulting in the total amortization of $10,000 derivative discount at September 30, 2018.

As of September 30, 2018 The Company’s Derivative Liability on the above Convertible Notes Payable was $12,857. The following table shows the derivative liability valuation and change in fair-market value of the derivatives on all outstanding notes as of September 30, 2018:

Valuation March 31,	Issuances during the	Conversions during the	September 30, 2018 Mark-to-	Valuation September 30,
2017	period	period	Market	2018
$12,857	$-0-	$-0-	$-0-	$12,857

Note 7 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Shareholder Advances

The balance owed to shareholders as of September 30, 2018 and March 31, 2018 was $236 and $236, respectively. The advances from shareholders are unsecured, non-interest bearing, and payable on demand.

Contribution of Capital

During the year ended March 31, 2018, Oivi Launonen, former CEO of the Company, made a total contribution of $1,000. On February 1, 2018, 10,725,000 shares of common stock were returned to the Company by a nominee shareholder who held these shares pursuant to the change in control of the Company described in the Company’s report on Form 8-K filed May 1, 2017. The return of these common shares of stock is recorded as an offset to additional paid in capital during the year ended March 31, 2018.

Note 8- Subsequent events

Conversion of Debt:

In December 2018, in a private Transaction the holder of the $81,145 debt sold these notes to an unrelated investor who subsequently converted the outstanding principal debt to common stock, thereby acquiring control of the company.

Seguin Natural Hair Products Inc.

September 30, 2018 and 2017

Notes to the Financial Statements

Effective December 4, 2018, the Company issued 8,753,506 shares of its common stock (“Shares”) upon the exercise of conversion rights under outstanding convertible promissory notes (“Notes”). The conversion price for the shares was $0.00927 per share and the aggregate principal amount converted under the Notes was $81,145 As a result of the conversion, the Notes were paid in full and are no longer outstanding obligations of the Company. The Company realized a gain in the amount of $26,379 on the extinguishment/conversion of this debt.

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

Results of Operations

For the three month and six months ended September 30, 2018 and 2017

We did not generate any revenues during these periods. Operating expenses for the three months and six months ended September 30, 2018 and 2017 were $15,946 and $38,872 as compared to $9,082 and $25,718 for the three months ended September 30, 2018 and 2017. The increase in operating expenses for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 is primarily attributable to legal and accounting fees incurred in connection with the Company’s filings with the SEC.

The basic and diluted Net Loss per share of common stock for the three months ended September 30, 2018 and 2017 was $(0.00) and $(0.00). Until such time as we can implement our business plan we anticipate ongoing losses.

Liquidity and Capital Resources

At September 30, 2018 and March 31, 2018

We had nominal assets at both September 30, 2018 and March 31, 2018. As of September 30, 2018, we had ($36) in cash as compared to $610 at March 31, 2018. Total liabilities at September 30, 2018 were $163,248 including, accrued expenses of $2,474, convertible note payable to a related party of $10,000, net of unamortized discount, promissory notes payable to related parties of $12,500, and advances from related stockholders at $236. At March 31, 2018, liabilities totaled $130,898 consisting of $9,289 in accrued expenses and $236 as advances from related stockholders. Advances from stockholders are due on demand with interest due on the outstanding balance. Unless our officers/related stockholders continue to advance funds to the Company, of which there can be no assurance, or the Company receives an infusion of capital, it is unlikely that the Company will continue operations. At September 30, 2018, we had an accumulated deficit of ($ $256,633) as compared to ($223,021) at March 31, 2018.

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

Changes in Internal Control over Financial Reporting

During the period ended December 31, 2017, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between January 29, 2018 through June 28, 2018, the Company issued nine (9) convertible promissory notes in the aggregate principal amount of $26,850.00 with an investor who, at the time of the issuance of the notes, has significant influence over the affairs of the Company. Each of the notes carried interest at the rate of 12% per annum. Each of the notes was due on demand. Each of the notes was convertible into common stock of the Company at a conversion price based upon the volume weighted average price of the common stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion..

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

