Form 10-Q
period 2018-12-31
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2022-12-13
CIK 1642363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended December 31, 2018

or

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company.. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange:

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

SEGUIN NATURAL HAIR PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended December 31, 2018

2

SEGUIN NATURAL HAIR PRODUCTS, INC.

FINANCIAL STATEMENTS

December 31, 2018

3

TABLE OF CONTENTS

Financial Statements

Seguin Natural Hair Products, Inc.

Balance Sheets

	December 31, 2018	March 31, 2018

ASSETS
CURRENT ASSETS:
Cash	$-	$610
Prepaid expense	3,366	615
Total Current Assets	3,366	1,225

Total Assets	$3,366	$1,225

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$1,069	$9,289
Accrued Interest Payable	6,606	10,220
Compensation payable	17,500	-
Convertible note payable related party, net of unamortized discount	-	17,500
Convertible note payable	-	75,306
Derivative liability	-	12,857
Bank overdraft	68	-
Advances from stockholders	236	236

Total Current Liabilities	25,479	125,408
LONG TERM LIABILITIES:
Loan payable -related party	$19,490	$5,490
Total Long Term Liabilities	19,490	5,490
Total Liabilities	44,969	130,898

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock par value $0.0001: 500,000,000 shares authorized; 5,825,000 and 14,828,904 shares issued and outstanding as of December 31, 2018 and March 31, 2018; respectively	$1,457	$582
Additional paid-in capital	190,914	92,766
Shares to be issued	21,000	-
Accumulated deficit	(254,975)	(223,021)

Total Stockholders' Deficit	(41,604)	(129,673)

Total Liabilities and Stockholders' Deficit	$3,366	$1,225

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Operations

(unaudited)

	For the Nine Month's Ending December 31st,		For the Three Month's Ending December 31st,
	2018	2017	2018	2017

Operating Expenses
Professional fees	$12,118	$72,638	9,229	$35,863
General and administrative expenses	20,589	2,536	7,532	439

Total operating expenses	32,707	75,174	16,761	36,302

Loss from Operations	(32,707)	(75,174)	(16,761)	(36,302)

Other Income and Expenses
Gain on extinguishment of debt	10,000	-	10,000	-
Gain on derivative extinguishment	12,857	-	12,857	-
Derivative discount amortization	(5,000)
Interest expense	(17,104)	(42,753)	(4,439)	(38,965)
Total other income and expense	753	(42,753)	18,418	(38,965)

Income Tax Provision	-	-	-	-

Net Income (Loss)	$(31,954)	$(117,927)	1,657	$(75,267)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.01)	0.00	$(0.00)

Weighted average common shares outstanding: - basic and diluted	6,684,435	16,527,555	8,393,964	16,550,000

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Changes in Stockholders' Deficit

For the Three and Nine Months Ended December 31st, 2018 and 2017

	Common Stock, $0.0001 Par Value			Additional		Total
	Number of Shares	Amount	Shares to be Issued	Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)

Balance, September 30, 2017	16,500,000	$1,650	$-	$98,693	$(136,866)	$(36,523)

Capital Contribution	-	5	-	33,595	-	33,600

Net loss for the three months ending December 31, 2017	-	-	-	-	(75,267)	(75,267)

Balance, December 31, 2017	16,500,000	1,655	-	132,288	(212,133)	(78,190)

Balance, March 31, 2017	16,500,000	$1,650	$-	$90,693	$(94,206)	$(1,863)

Capital Contribution	-	5		41,595	-	41,600

Net loss for the nine months ended December 31, 2017	-	-	-	-	(117,927)	(117,927)

Balance, December 31, 2017	16,500,000	1,655	-	132,288	(212,133)	(78,190)

Balance, September 30, 2018	5,825,000	$582	$-	$92,766	$(256,633)	$(163,285)
Common stock issued upon Conversion of Debt	8,753,506	875	21,000	98,148	-	120,023
Net income for the three months ending December 31, 2018					1,658	1,658

Balance, December 31, 2018	14,578,506	$1,457	21,000	190,914	$(254,975)	$(41,604)

Balance, March 31, 2018	5,825,000	$582	$-	$92,766	$(223,021)	$(129,673)
Common stock issued upon Conversion of Debt	8,753,506	875	21,000	98,148	-	120,023
Net loss for the six months ending December 31, 2018					(31,954)	(31,954)
Balance, December 31, 2018	14,578,506	$1,457	21,000	190,914	$(254,975)	$(41,604)

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Cash Flows

Unaudited

	For the Nine Month's Ending December 31st,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,954)	(117,927)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	-	5
Amortization on debt discount	5,000	37,306
Gain on extinguishment of debt	(10,000)	-
Changes in fair value of derivative liability	(12,857)
Changes in operating assets and liabilities:
Prepaid Expenses	(2,751)	-
Accrued expenses and other current liabilities	37,884	26,577

Net cash used in operating activities	(14,678)	(54,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital contribution	-	1,000
Proceeds from realted party convertible note	-	30,700
Proceeds from convertible note	-	10,000
Proceeds from promissory notes payable – related parties	-	12,500
Proceeds from loan - related parties	14,000
Bank overdraft	68

Net cash provided by financing activities	14,068	54,200

Net change in cash	(610)	161

Cash at beginning of the reporting period	610	622

Cash at end of the reporting period	$0	783

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

SUPPLIMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

Issuance of shares upon conversion of notes payable	$120,023	$-
Expenses paid by related party on behalf of the company	$11,249	$11,095

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products Inc.
December 31, 2018 and 2017
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
December 31, 2018 and 2017
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
December 31, 2018 and 2017
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
December 31, 2018 and 2017
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
December 31, 2018 and 2017
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

Seguin Natural Hair Products Inc.
December 31, 2018 and 2017
Notes to the Financial Statements

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
December 31, 2018 and 2017
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

Seguin Natural Hair Products Inc.
December 31, 2018 and 2017
Notes to the Financial Statements

Conversion terms:

The Lender has the right at any time from the effective date, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The conversion price is $0.35 per share. The total number of shares due under any conversion notice will be equal to the conversion amount divided by the conversion price. As of December 4th 2018 this note was fully converted. (See Note 7 below)

From August 1 to Sep 30, 2017 the Company issued various promissory notes with an aggregate principal amount of $20,595, of which $11,095 was paid directly by the holder to pay for expenses on behalf of the Company. These borrowing were from an investor who has significant influence over the Company’s affairs. Interest is 25% per annum and is payable on demand. There is no penalty for prepayment. These promissory notes have since been modified to include conversion privileges, as per note 7 below.

On September 28, 2017, the Company entered into a Promissory Note Agreement with an investor for up to $10,000. Interest is 25% per annum and is payable on demand. There is no penalty for prepayment. The lenders have the right at any time from the effective date, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The conversion terms are 70% of the lowest trading price during prior 5 trading days. The total number of shares due under any conversion notice will be equal to the conversion amount divided by the conversion price. The Company evaluated the convertible note for embedded derivatives. See Note 7 below for derivative liability and discount discussion on this convertible note.

On October 9, 2017, the Company entered into a Promissory Note with an investor who has significant influence over the Company’s affairs for $3,000. Interest is 25% per annum and is payable on demand. There is no penalty for prepayment.

Conversion terms:

The Lender has the right at any time from the effective date, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The conversion price is $0.35 per share. The total number of shares due under any conversion notice will be equal to the conversion amount divided by the conversion price. As of December 4th 2018 this note was fully converted. (See Note 6 below)

On November 14, 2017, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $2,200. The consideration is $2,200 payable with a 12% interest per annum and payable on demand. In the event of any prepayment, the Borrower will pay to Lender 150% of the unpaid principal amount of this Note.

Conversion terms:

The Lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”). In no event, however, will the Conversion Price be less than $0.35 per share. As of December 4th 2018 this note was fully converted. (See Note 6 below)

On November 20, 2017, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $2,500. The consideration is $2,500 payable with a 12% interest per annum and payable on demand. In the event of any prepayment, the Borrower will pay to Lender 150% of the unpaid principal amount of this Note.

Seguin Natural Hair Products Inc.
December 31, 2018 and 2017
Notes to the Financial Statements

Conversion terms:

The Lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”). In no event, however, will the Conversion Price be less than $0.35 per share. As of December 4th 2018 this note was fully converted. (See Note 6 below)

On December 4, 2017, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $6,500. The consideration is $6,500 payable with a 12% interest per annum and payable on demand. In the event of any prepayment, the Borrower will pay to Lender 150% of the unpaid principal amount of this Note.

Conversion terms:

The Lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”). In no event, however, will the Conversion Price be less than $0.35 per share. As of December 4th 2018 this note was fully converted. (See Note 6 below)

On January 26, 2018, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $21,000. The consideration is $21,000 payable with a 12% interest per annum and payable on demand.

Conversion terms:

The Lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”). In no event, however, will the Conversion Price be less than $0.35 per share. As of December 4th 2018 this note was fully converted. (See Note 6 below)

On January 19, 2018 and January 29, 2018, the Company (the “Borrower”) entered into Promissory Note Agreements (the “Note”) with an investor (the “Lender”) who has significant influence for up to $3,000, $2,000 and $5,000. The consideration is $10,000 payable with a 12% interest per annum and payable on demand.

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

Seguin Natural Hair Products Inc.
December 31, 2018 and 2017
Notes to the Financial Statements

Conversion terms:

The Lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”). In no event, however, will the Conversion Price be less than $0.35 per share. As of December 4th 2018 this note was fully converted. (See Note 6 below)

On March 7, 2018, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $5,500. The consideration is $5,500 payable with a 12% interest per annum and payable on demand.

Conversion terms:

The Lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”). In no event, however, will the Conversion Price be less than $0.35 per share. As of December 4th 2018 this note was fully converted. (See Note 6 below)

On March 16, 2018, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $2,250. The consideration is $2,250 payable with a 12% interest per annum and payable on demand.

Conversion terms:

The Lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”). In no event, however, will the Conversion Price be less than $0.35 per share. As of December 4th 2018 this note was fully converted. (See Note 6 below)

On March 29, 2018, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $2,300. The consideration is $2,300 payable with a 12% interest per annum and payable on demand.

Conversion terms:

The Lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”). In no event, however, will the Conversion Price be less than $0.35 per share. As of December 4th 2018 this note was fully converted. (See Note 6 below)

Seguin Natural Hair Products Inc.
December 31, 2018 and 2017
Notes to the Financial Statements

The Company evaluated the convertible note for possible embedded derivatives and concluded that none exist. However, the Company concluded a portion of the note should be allocated to additional paid-in capital as a beneficial conversion feature at the issuance date, since the conversion price on that date was lower than the fair market value of the underlying stock. Resultantly, a discount of $33,595 was recognized during the year ended March 31, 2018 representing the intrinsic value of the beneficial conversion feature of the note, which amount is being amortized through the maturity date of the note.

On April 16, 2018, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $1,000. The consideration is $1,000 payable with a 12% interest per annum and payable on demand.

Conversion terms:

The Lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”). In no event, however, will the Conversion Price be less than $0.35 per share. As of December 4th 2018 this note was fully converted. (See Note 6 below)

On April 19, 2018, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $3,000. The consideration is $3,000 payable with a 12% interest per annum and payable on demand.

Conversion terms:

The Lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”). In no event, however, will the Conversion Price be less than $0.35 per share. As of December 4th 2018 this note was fully converted. (See Note 6 below)

On June 19, 2018, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $4,000. The consideration is $4,000 payable with a 12% interest per annum and payable on demand.

Conversion terms:

The Lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”). In no event, however, will the Conversion Price be less than $0.35 per share. As of December 4th 2018 this note was fully converted. (See Note 6 below).

Seguin Natural Hair Products Inc.
December 31, 2018 and 2017
Notes to the Financial Statements

On June 28, 2018, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) who has significant influence for up to $3,500. The consideration is $3,500 payable with a 12% interest per annum and payable on demand.

Conversion terms:

The Lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”). In no event, however, will the Conversion Price be less than $0.35 per share. As of December 4th 2018 this note was fully converted. (See Note 6 below)

Note 5 - Modification of Promissory Notes

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

Note 6- Conversion of Debt: In December 2018, in a private transaction the holder of the $102,145 in debt sold these notes to an unrelated investor who subsequently converted the outstanding principal debt to common stock, thereby acquiring control of the company.

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

Note 7 – Derivatives and Fair Value Instruments

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

Seguin Natural Hair Products Inc.
December 31, 2018 and 2017
Notes to the Financial Statements

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

The Company’s Level 3 financial liabilities consist of the Convertible Notes Payable issued September 28, 2017, for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of issuance and December 31, 2018.

As of December 31, 2018 the Company’s Derivative Liability on the above Convertible Notes Payable was $12,857 and the Derivative Note Discount of $10,000 was fully amortized. During the quarter ended December 31, 2018 Management made the decision, due to the noteholder’s company dissolution, to write off the note. The resulting gain on extinguishment of debt in the amount of $10,000 is reported in the statement of operations along with the associated derivative liability which was written off to gain on derivative liability extinguishment in the amount of $12,857.

As of December 31, 2018 The Company’s derivative liability on the above Convertible Notes Payable was $-0-. The following table shows the derivative liability valuation and change in fair-market value of the derivatives on all outstanding notes as of December 31, 2018:

Valuation March 31,	Issuances during the	Conversions during the	Write-off during the period	Valuation December 31,
2018	period	period		2018
$12,857	$-0-	$-0-	$(12,857)	$-0-

Seguin Natural Hair Products Inc.
December 31, 2018 and 2017
Notes to the Financial Statements

Note 8– Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Shareholder Advances

The balance owed to shareholders as of December 31, 2018 and March 31, 2018 was $236 and $236, respectively. The advances from shareholders are unsecured, non-interest bearing, and payable on demand.

Contribution of Capital

During the year ended March 31, 2018, Oivi Launonen, former CEO of the Company, made a total contribution of $1,000.

On February 1, 2018 Robert C. Laskowski returned to the Company 10,725,000 shares of common stock. The return of these common shares of stock is recorded as an offset to additional paid in capital during the year ended March 31, 2018.

Note 9- Change in control

As described in Note 6 above, in a private transaction the holder of the $81,145 in debt sold these notes to an unrelated investor, Mr. Danny Iandoli, who subsequently converted the outstanding principal debt to common stock, thereby acquiring control of the company.

Effective December 4, 2018, the Company issued 8,753,506 shares of its common stock to Mr. Danny Iandoli upon the exercise of conversion rights under outstanding convertible promissory notes. The conversion price for the shares was $0.00927 per share and the aggregate principal amount converted under the Notes was $81,145. As a result of the conversion, the Notes were paid in full and are no longer outstanding obligations of the Company. The company recorded Shares to be issued in the amount of 2,265,372 shares on the above conversion.

Note 10- Subsequent Events

Issuance of Shares for Conversion

On December 8th 2021 the Company issued the additional 2,265,372 shares of common stock it had recorded as shares to be issued related to the December 2018 debt conversion.

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

Results of Operations

For the three and nine months ended December 31, 2018 and 2017

We did not generate any revenues during these periods. Operating expenses for the three and nine months ended December 31, 2018 were $32,707 and $75,174 as compared to $16,761 and $36,302 for the three and nine months ended December 31, 2018. The increase in operating expenses for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017 is primarily attributable to legal and accounting fees incurred in connection with updating of the Company’s filings with the SEC during the three months ended December 31, 2018.

The basic and diluted Net Loss per share of common stock for the three months ended December 31, 2018 and 2017 was $(0.00) and $(0.00). Until such time as we can implement our business plan we anticipate ongoing losses.

Liquidity and Capital Resources

At December 31, 2018 and March 31, 2018

We had nominal assets at both December 31, 2018 and March 31, 2018. As of December 31, 2018, we had $(68) in cash as compared to $610 at March 31, 2018. Total liabilities at December 31, 2018 were $44,901 including accrued expenses of $1,069 and advances from related stockholders at $236. At March 31, 2018, liabilities totaled $130,898 consisting of $9,289 in accrued expenses and $236 as advances from related stockholders. Advances from stockholders are due on demand with interest due on the outstanding balance. Unless our officers/related stockholders continue to advance funds to the Company, of which there can be no assurance, or the Company receives an infusion of capital, it is unlikely that the Company will continue operations. At December 31, 2018, we had an accumulated deficit of $(254,975) as compared to $(223,021) at March 31, 2018.

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

During the period covered by this report, the Company issued nine (9) convertible promissory notes in the aggregate principal amount of $26,850 with an investor who, at the time of the issuance of the notes, has significant influence over the affairs of the Company. Each of the notes carried interest at the rate of 12% per annum. Each of the notes was due on demand. Each of the notes was convertible into common stock of the Company at a conversion price of $0.35 per share. Each of the notes was issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to either Section 4(a)(2) thereunder for transactions not involving a public offering or under Regulation S for Offshore Transactions not involving a U.S. Person, as those terms are defined under Regulation S.

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

