Form 10-K
period 2019-03-31
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2022-12-13
CIK 1642363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED MARCH 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 333-205822

SEGUIN NATURAL HAIR PRODUCTS INC.

(Exact name of registrant as specified in its charter)

Nevada	35-7654530
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

50 Yorkville Street, Suite 2803 Toronto, Ontario, Canada	M4W 0A3
(Address of principal executive offices)	(Zip Code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $ -0- as of June 30, 2019.

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

Corporate Facilities

Our administrative and executive offices located at 311 Bay Street, Unit 3405, Toronto, Ontario, Canada M5H 4G5 which are provided by our Chief Executive Officer without charge.

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

To the extent we continue to qualify as a “smaller reporting company”, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, after we cease to qualify as an “emerging growth company”, certain of the exemptions available to us as an “emerging growth company” may continue to be available to us as “smaller reporting company” including (i) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; and (ii) scaled executive compensation disclosures; and (iii) the requirement to provide only two years of audited consolidated financial statements instead of three.

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

Plan of Operations

At the present time, the Company has no business operations. The Company will continue to seek other business opportunities either through the acquisition of, or merger with, an existing company with ongoing business operations. As of March 31, 2019, the Company had not generated any revenues and had no income or cash flows from operations since inception. At March 31, 2019, the Company had sustained net loss of $27,887 and had an accumulated deficit of $250,909.

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

Balance sheet as at March 31, 2019 and 2018

Cash

At March 31, 2019 we had cash of $26 compared to $610 as of March 31, 2018.

Prepaid asset

At March 31, 2019 we had prepaid expenses of $1,921 compared to $615 as at March 31, 2018.

Accrued liabilities

Accrued liabilities at March 31, 2019 totaled $2,257 compared to $9,289 as at March 31, 2018. The increase is attributable to the issuance by the Company of convertible promissory notes and promissory notes payable.

Payable to related parties

At March 31, 2019, the Company had no convertible notes payable and promissory notes payable to related parties compared to $92,806 as at March 31, 2018.

Shareholder advances and receivable

Shareholder advances represent expenses paid by the owners from personal funds. The amount of advance as at March 31, 2019 were $236 which was the same the amount as at March 31, 2018.

Income statement for the years ended March 31, 2019 and 2018

Revenues for the years ended March 31, 2019 and 2018

The Company did not have any revenues from any sources in 2019 or 2018 and no revenues are expected in the near term until the Company locates and completes an acquisition of an operational business.

Expenses for the years ended March 31, 2019 and 2018

Operating expenses decreased from $112,277 as of March 31, 2018 to $35,246. The decrease was principally attributable to a decrease in professional fees for legal and accounting services associated with the Company’s financial and periodic reports filed obligations with the SEC.

Liquidity and Capital Resources

At March 31, 2019 and March 31, 2018

We had nominal assets at both March 31, 2019 and March 31, 2018. As of March 31, 2019, we had $26 in cash as compared to $610 at March 31, 2018. Total liabilities at March 31, 2019 were $39,483. At March 31, 2018, liabilities totaled $130,898. Unless our officers/related stockholders continue to advance funds to the Company, of which there can be no assurance, or the Company receives an infusion of capital, it is unlikely that the Company will continue operations. At March 31, 2019, we had an accumulated deficit of $(250,909) as compared to $(223,021) at March 31, 2018.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2019, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS FOR THE YEARS ENDED MARCH 31, 2019 and 2018

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	10

PCAOB ID:5525-Fruci & Associates II, PLC

FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Operations and Comprehensive Loss	F-3

Statements of Stockholders’ Equity	F-4

Statements of Cash Flows	F-5

Notes to the Financial Statements	F-6 - F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Seguin Natural Hair Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Seguin Natural Hair Products, Inc. (“the Company”) as of March 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not generated any revenue to date and has not yet commenced its principal operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

Spokane, Washington

December 9, 2022

SEGUIN NATURAL HAIR PRODUCTS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

TABLE OF CONTENTS

Financial Statements

Seguin Natural Hair Products, Inc.

Balance Sheets

	March 31,
	2019	2018

ASSETS
CURRENT ASSETS:
Cash	$26	$610
Prepaid expense	1,921	615

Total Current Assets	1,946	1,225
Total Assets	$1,946	$1,225

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$2,257	$9,289
Accrued Interest Payable	-	10,220
Compensation payable	17,500	-
Convertible note payable related party, net of unamortized discount of $5,000	-	5,000
Convertible note payable	-	87,806
Derivative liability	-	12,857
Advances from stockholders	236	236

Total Current Liabilities	19,993	125,408
LONG TERM LIABILITIES:
Loan payable- related party	$19,490	$5,490
Total Long Term Liabilities	19,490	5,490
Total Liabilities	39,483	130,898

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock par value $0.0001: 500,000,000 shares authorized; 14,578,506 and 5,825,000 shares issued and outstanding as of March 31, 2019 and March 31, 2018; respectively	$1,457	$582
Additional paid-in capital	190,915	92,766
Common shares to be issued	21,000	-
Accumulated deficit	(250,909)	(223,021)

Total Stockholders' Deficit	(37,537)	(129,673)

Total Liabilities and Stockholders' Deficit	$1,946	$1,225

See accompanying notes to the financial statements.

Seguin Natural Hair Products, Inc.

Statements of Operations

	For the Year Ended March 31,
	2019	2018

Operating Expenses
Professional fees	$14,751	$109,437
General and administrative expenses	20,495	2,840

Total operating expenses	35,246	112,277

Loss from Operations	(35,246)	(112,277)

Other Income and Expenses
Gain on Extinguishment of debt	10,000	-
Gain (loss) on mark to market of derivative	12,857	(2,857)
Derivative discount amortization	(5,000)	(5,000)
Interest expense	(10,498)	(8,681)
Total other expense	7,359	(16,538)

Income Tax Provision	-	-

Net Loss	$(27,887)	$(128,815)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding: - basic and diluted	8,630,918	14,828,604

See accompanying notes to the financial statements.

Seguin Natural Hair Products, Inc.

Statements of Changes in Stockholders' Deficit

For the Years Ended March 31, 2019 and 2018

	Common Stock, $0.0001 Par Value			Additional		Total
	Number of		Shares to be	Paid-in	Accumulated	Stockholders'
	Shares	Amount	issued	Capital	Deficit	(Deficit)
Balance, March 31, 2017	16,500,000	$1,650	$-	$90,693	$(94,206)	$(1,863)

Common stock issued for services	50,000	5	-	-	-	5

Capital Contribution	-	-	-	1,000	-	1,000

Retirement of common stock	(10,725,000)	(1,073)	-	1,073	-	-

Net loss					(128,815)	(128,815)

Balance, March 31, 2018	5,825,000	$582	-	92,766	$(223,021)	$(129,673)

Common stock issued issued upon conversion of Debt	8,753,506	875	21,000	98,148	-	120,023

Net loss					(27,887)	(27,887)

Balance, March 31, 2019	14,578,506	$1,457	21,000	190,914	$(250,908)	$(37,537)

See accompanying notes to the financial statements.

Seguin Natural Hair Products, Inc.

Statements of Cash Flows

Unaudited

	For the Year Ended March 31,

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,887)	(128,815)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of derivatives	(12,857)	2,857
Stock based compensation	-	5
Gain on exteinguishment of debt	(10,000)	-
Amortization on debt discount	5,000	5,000
Changes in operating assets and liabilities:
Prepaid Expenses	(1,306)	(615)
Accrued expenses and other current liabilities	32,466	17,260

Net cash used in operating activities	(14,584)	(104,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital contribution	-	1,000
Proceeds from related party convertible note	-	87,806
Proceeds from convertible note	-	10,000
Proceeds from loan – related parties	14,000	5,490

Net cash provided by financing activities	14,000	104,296

Net change in cash	(584)	(12)

Cash at beginning of the reporting period	610	622

Cash at end of the reporting period	$26	610

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

SUPPLIMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

Retirement of common stock	$-	$1073
Issuance of shares upon conversion of notes payable	$120,023	$-

See accompanying notes to the financial statements.

Seguin Natural Hair Products Inc.

March 31, 2019 and 2018

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

March 31, 2019 and 2018

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

March 31, 2019 and 2018

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

March 31, 2019 and 2018

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

March 31, 2019 and 2018

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

There were no potentially dilutive common shares outstanding for the years ended March 31, 2019 and 2018.

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

March 31, 2019 and 2018

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

March 31, 2019 and 2018

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

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2019, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

March 31, 2019 and 2018

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

On September 28, 2017, the Company entered into a Promissory Note Agreement with an investor for up to $10,000. Interest is 25% per annum and is payable on demand. There is no penalty for prepayment. The lenders have the right at any time from the effective date, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The conversion terms are 70% of the lowest trading price during prior 5 trading days The total number of shares due under any conversion notice will be equal to the conversion amount divided by the conversion price. The Company evaluated the convertible note for embedded derivatives. See Note 6 below for derivative liability and discount discussion on this convertible note.

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

March 31, 2019 and 2018

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

March 31, 2019 and 2018

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

Seguin Natural Hair Products Inc.

March 31, 2019 and 2018

Notes to the Financial Statements

Conversion terms:

The Lender has the right at any time from time to time, following the 9th anniversary month of the date of this note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”). In no event, however, will the Conversion Price be less than $0.35 per share. As of December 4th 2018 this note was fully converted. (See Note 7 below)

The Company evaluated the convertible note for possible embedded derivatives and concluded that none exist. However, the Company concluded a portion of the note should be allocated to additional paid-in capital as a beneficial conversion feature at the issuance date, since the conversion price on that date was lower than the fair market value of the underlying stock. Resultantly, a discount of $33,595 was recognized during the year ended March 31, 2018 representing the intrinsic value of the beneficial conversion feature of the note, which amount is being amortized through the maturity date of the note. The amortization of the discount for the year ended March 31, 2018 is $29,056.

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

Seguin Natural Hair Products Inc.

March 31, 2019 and 2018

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

In October 2018, the Company amended previously issued promissory notes with an aggregate principal amount of $23,595 owed to an investor who has significant influence over the Company’s affairs and a promissory note with a principal amount of $10,000 owed to an investor whereby a conversion option was added to the notes. As of October 6, 2017, the lenders have the right at any time from the effective date, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The conversion price is 70% of the lowest trading price during prior 5 trading days The total number of shares due under any conversion notice will be equal to the conversion amount divided by the conversion price, which is treated as debt extinguishment. These notes were fully converted as of March 31, 2019 – see Note 7 below.

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

Seguin Natural Hair Products Inc.

March 31, 2019 and 2018

Notes to the Financial Statements

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

The Company’s Level 3 financial liabilities consist of the Convertible Notes Payable issued September 28, 2017, for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of issuance and March 31, 2019.

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

As of March 31, 2019 the Company’s derivative liability on the above Convertible Notes Payable was $-0-. The following table shows the derivative liability valuation and change in fair-market value of the derivatives on all outstanding notes as of March 31, 2019:

Valuation March 31, 2018	Issuances during the period	Conversions during the period	Write-off during the period	Valuation March 31, 2019
$12,857	$-0-	$-0-	$(12,857)	$-0-

Note 7- Conversion of Debt:

In December 2018, in a private transaction the holder of $102,145 in debt sold these notes to an unrelated investor who subsequently converted the outstanding principal debt to common stock, thereby acquiring control of the company.

Seguin Natural Hair Products Inc.

March 31, 2019 and 2018

Notes to the Financial Statements

Effective December 4, 2018, the Company issued 8,753,506 shares of its common stock (“Shares”) upon the exercise of conversion rights under outstanding convertible promissory notes (“Notes”). The conversion price for the shares was $0.00927 per share and the aggregate principal amount converted under the Notes was $102,145. As a result of the conversion, the Notes were paid in full and are no longer outstanding obligations of the Company. On December 8th 2021 the Company issued an additional 2,265,372 shares of common stock for the above conversion.

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

Shareholder Advances

The balance owed to shareholders as of March 31, 2019 and March 31, 2018 was $236 and $236, respectively. The advances from shareholders are unsecured, non-interest bearing, and payable on demand.

Contribution of Capital

During the year ended March 31, 2018, Oivi Launonen, former CEO of the Company, made a total contribution of $1,000.

On February 1, 2018 Robert C. Laskowski returned to the Company 10,725,000 shares of common stock. The return of these common shares of stock is recorded as a offset to additional paid in capital during the year ended March 31, 2018.

Note 9 - Change in control

As described in Note 7 above, in a private transaction the holder of the $102,145 in debt sold these notes to an unrelated investor, Mr. Danny Iandoli, who subsequently converted the outstanding principal debt to common stock, thereby acquiring control of the company.

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

Seguin Natural Hair Products Inc.

March 31, 2019 and 2018

Notes to the Financial Statements

Note 10 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At March 31, 2019, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $249,544 that may be offset against future taxable income through 2037. No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $52,404 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding the probability of its realization. The valuation allowance increased approximately $7,610 and $24,726 for the year ended March 31, 2019 and 2018, respectively.

Components of deferred tax assets in the balance sheets are as follows:

	March 31, 2019	March 31, 2018
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$52,404	$44,510

Less valuation allowance	(52,404)	(44,510)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the Year ended March 31, 2019	For the Year ended March 31, 2018
Federal statutory income tax rate	21.0%	(21.0)%

Note 11- Subsequent events

Issuance of Additional Shares for Conversion

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

Danny Iandoli is currently the Company’ sole officer and director. He has been officer and director since December 6, 2018. Mr, Iandoli is the owner of Dicar Financial Incorporated located in Vaughan, Ontario, Canada which is in business of making and holding real estate mortgage loans on residential and commercial property.

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
311 Bay Street, Unit 3405, Toronto, ON, Canada M5H 4G5

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

Certain Relationships and Related Transactions

Item 14. Principal Accounting Fees and Services.

Fruci & Associates II, PLLC, is the Company’s registered independent accounting firm for the fiscal year ended March 31, 2019.

Audit Fees

$7,500.00

Audit Related Fees

Tax Fees

There was no Tax Fees for years ended March 31, 2018 and 2017.

All Other Fees

There were no other fees for years ended March 31, 2018 and 2017.

15

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K

(a)	Financial Statements

Page

Report of Independent Registered Public Accounting Firm	10

Financial Statements for the years ended December 31, 2020 and 2019

Balance Sheet	F-2

Statement of Operations and Comprehensive Loss	F-3

Statement of Stockholders’ Equity	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 - F-20

(b)	Exhibits

 EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation *

3.2	Bylaws *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 filed on July 23, 2015.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Fixed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 12, 2022	SEGUIN NATURAL HAIR PRODUCTS INC.

	By:	/s/ Danny Iandoli
Danny Iandoli
Chief Executive Officer, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Chief Executive Officer and
/s/ Danny Iandoli	Director	December 7, 2022
Danny Iandoli

18