Form 10-Q
period 2019-06-30
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2023-12-07
CIK 1642363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act: None

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

Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 7, 2023, there were 16,843,878 shares of the Company’s common stock issued and outstanding.

SEGUIN NATURAL HAIR PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2019

2

TABLE OF CONTENTS

Financial Statements

Seguin Natural Hair Products, Inc.

Balance Sheets

	June 30, 2019	March 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$11	$26
Prepaid expense	1,826	1,920
Total Current Assets	1,837	1,946
Total Assets	$1,837	$1,946
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$2,257	$2,257
Compensation payable	17,500	17,500
Advances from stockholders	236	236
Loan payable – related party	25,990	-
Total Current Liabilities	45,983	19,993

LONG TERM LIABILITIES:
Loan payable – related party	-	19,490

Total Liabilities	$45,983	$39,483

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock par value $0.0001: 500,000,000 shares authorized; 14,578,506 shares issued and outstanding as of June 30, 2019 and March 31, 2019	$1,457	$1,457
Additional paid-in capital	190,915	190,915
Common shares to be issued	21,000	21,000
Accumulated deficit	(257,518)	(250,909)

Total Stockholders' Deficit	(44,146)	(37,537)

Total Liabilities and Stockholders' Deficit	$1,837	$1,946

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Operations

(Unaudited)

	For the three month's ending June 30th,
	2019	2018

Operating Expenses
Professional fees	$6,594	$6,580
General and administrative expenses	15	274

Total operating expenses	6,609	6,854

Loss from Operations	(6,609)	(6,854)

Other Expenses
Interest expense	-	6,955
Derivative discount amortization	-	2,500
Total other expense	-	9,455

Income Tax Provision	-	-

Net Loss	$(6,609)	$(16,309)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding: - basic and diluted	14,578,506	5,825,000

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Changes in Stockholders' Deficit

For the Three Months Ended June 30, 2019 and 2018

(Unaudited)

	Common Stock, $0.0001 Par Value			Additional		Total
	Number of		Shares to be	Paid-in	Accumulated	Stockholders'
	Shares	Amount	issued	Capital	Deficit	(Deficit)
Balance, March 31, 2018	5,825,000	$582	$-	$92,766	$(223,021)	$(129,673)

Net loss		-	-	-	(16,309)	(16,309)

Balance, June 30, 2018	5,825,000	$582	$-	92,766	$(239,330)	$(145,982)

Balance, March 31, 2019	14,578,506	$1,457	$21,000	$190,915	$(250,909)	$(37,537)

Net loss		-	-	-	(6,609)	(6,609)

Balance, June 30, 2019	14,578,506	$1,457	$21,000	$190,915	$(257,518)	$(44,146)

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Cash Flows

Unaudited

	For the three months ending June 30,

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,609)	$(16,309)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization on debt discount	-	2,500
Changes in operating assets and liabilities:
Prepaid Expenses	94	615
Accrued expenses and other current liabilities	-	(339)

Net cash used in operating activities	(6,515)	(13,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	6,500	-
Proceeds from related party convertible note	-	13,039

Net cash provided by financing activities	6,500	13,039

Net change in cash	(15)	(494)

Cash at beginning of the reporting period	26	610

Cash at end of the reporting period	$11	$116

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

Expenses paid by related party on behalf of the company	$-	$615

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products Inc.

June 30, 2019 and 2018

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

We are no longer in the business of developing and selling shampoo, conditioner, or any other hair care products.

The Company has no operations at this time and currently does not have any principal products or services, customers, or intellectual property. As the Company has no current operations, it also currently is not subject to any competitive business conditions. Further, the Company is not subject to any government approvals at this time, other than those applicable to it as a “shell company,” as such term is defined in Rule 12b-2 under the Exchange Act.

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

June 30, 2019 and 2018

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

June 30, 2019 and 2018

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

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Seguin Natural Hair Products Inc.

June 30, 2019 and 2018

Notes to the Financial Statements

(Unaudited)

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

The Company adopted these standards for the quarter year ended March 31, 2018, using the modified retrospective method. The adoption of these standards did not have an impact on the Company's Condensed Statements of Operations in the three months ending June 30, 2018.

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

Seguin Natural Hair Products Inc.

June 30, 2019 and 2018

Notes to the Financial Statements

(unaudited)

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

There were no potentially dilutive common shares outstanding for the three months ended June 30, 2019 and 2018.

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

Seguin Natural Hair Products Inc.

June 30, 2019 and 2018

Notes to the Financial Statements

(unaudited)

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

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2019, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 –Convertible Notes - Related Party

Debt:

From August 1, 2017, to June 28, 2018, the Company issued various promissory notes with an aggregate principal amount of $120,023. These borrowings were from an investor (the “Lender”) who has significant influence over the Company’s affairs. Interest is 12% to 25% per annum and is payable on demand. For the notes issued between November 14, 2017, and December 4, 2017, in the event of prepayment, the Borrower will pay to Lender 150% of the unpaid principal amount of the notes. For the remainder of the notes, there is no penalty for prepayment. These promissory notes have since been modified to include conversion privileges.

Conversion Terms:

The Lender has the right at any time following the 9th anniversary month of the date of the note, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The number of shares of Common Stock to be issued upon a conversion hereunder will be determined by dividing the Conversion Amount by Volume Weighted Average Price of the Common Stock as quoted by OTC Markets Group Inc. for the preceding five (5) trading days immediately preceding the date of conversion (“Conversion Price”). In no event, however, will the Conversion Price be less than $0.35 per share.

Conversion of Debt:

In December 2018, in a private transaction, the holder of $102,145 in debt sold these notes to an unrelated investor who subsequently converted the outstanding principal debt to common stock, thereby acquiring control of the Company. Effective December 4, 2018, the Company issued 8,753,506 shares of its common stock (“Shares”) upon the exercise of conversion rights under outstanding convertible promissory notes (“Notes”). The conversion price for the shares was $0.00927 per share and the aggregate principal amount converted under the Notes was $102,145. As a result of the conversion, the Notes were paid in full and are no longer outstanding obligations of the Company. On December 8th, 2021, the Company authorized an additional 2,265,372 shares of common stock for the above conversion. The Shares were issued in compliance with the exemptions from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(a)(2) and Regulation S for transactions not involving a public offering and for offers and sales outside the United States.

Seguin Natural Hair Products Inc.

June 30, 2019 and 2018

Notes to the Financial Statements

(unaudited)

Note 5 – Derivatives and Fair Value Instruments

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

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820- 10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10- 35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

Note 6 – Related Party Transactions

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of June 30, 2019 and March 31, 2019, a total of $25,990 and $19,490 in advances from related parties are outstanding, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Shareholder Advances

The balance owed to shareholders as of June 30, 2019, and March 31, 2019 was $236. The advances from shareholders are unsecured, non-interest bearing, and payable on demand.

Seguin Natural Hair Products Inc.

June 30, 2019 and 2018

Notes to the Financial Statements

(unaudited)

Management Compensation Payable

During the quarter ended June 30, 2019, the Company accrued $0 in compensation to be paid to Management for services rendered. The total compensation payable as of June 30, 2019 and March 31, 2019, is $17,500.

Note 7- Subsequent Events

Issuance of Additional Shares for Conversion

On December 8th, 2021, the Company issued 2,265,372 shares of common stock it had recorded as Shares to be Issued related to the December 2018 Debt Conversion (See Note 4).

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

Overview

We were incorporated on April 29, 2014, in the State of Nevada. We are no longer in the business of developing and selling shampoo, conditioner or any other hair care products. We are a developmental stage company that has no assets or revenue. We have no track record and may never generate any revenues. An investment in our Company should be considered extremely risky as an investor could lose all of their investment if we fail to meet their goals and projections.

Plan of Operations

At the present time, the Company has no business operations. The Company will continue to seek other business opportunities either through the acquisition of, or merger with, an existing company with ongoing business operations.

Results of Operations

For the three months ended June 30, 2019 and 2018

We did not generate any revenues during these periods. Operating expenses for the three months ended June 30, 2019, were $6,609 as compared to $6,854 for the three months ended June 30, 2018. The expenses were primarily reclassed to professional fees to maintain corporate governance.

Other Expenses for the three months ended June 30, 2019 and 2018

The Company had Other Expenses of $0 and $9,455 as of June 30, 2019 and 2018, respectively. The Other Expenses in the three months ended June 30, 2018, amounted to Derivative discount amortization of $2,500 and Interest Expenses of $6,955.

The basic and diluted Net Loss per share of common stock for the three months ended June 30, 2019, and 2018 was $0 and $0. Until such time as we can implement our business plan we anticipate ongoing losses.

Liquidity and Capital Resources

At June 30, 2019 and March 31, 2019

We had nominal assets at both June 30, 2019, and March 31, 2019. As of June 30, 2019, we had $11 in cash as compared to $26 on March 31, 2019. Total liabilities at June 30, 2019 were $45,983 including accrued expenses of $2,257, loan payable to a related party of $25,990, outstanding contractual obligation of $17,500, and advances from related stockholders of $236. At March 31, 2019, liabilities totaled $39,483 consisting of $2,257 in accrued expenses, loan payable to a related party of $19,490, outstanding contractual obligation of $17,500, and $236 as advances from related stockholders. Advances from stockholders are due on demand with interest due on the outstanding balance. Unless our officers/related stockholders continue to advance funds to the Company, of which there can be no assurance, or the Company receives an infusion of capital, it is unlikely that the Company will continue operations. At June 30, 2019, we had an accumulated deficit of $(257,518) as compared to $(250,909) at March 31, 2019.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2019, a net loss, and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may never be sufficient to commence and support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds.

3

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

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective, or complex judgments that could have a material effect on our financial condition and results of operations. Critical accounting estimates have the following attributes: (1) they require us to make assumptions about matters that are highly uncertain at the time of the estimate; and (2) different estimates we could reasonably have used, or changes in the estimate we used that are reasonably likely to occur, could have a material effect on our financial condition or results of operations.

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

Changes in Internal Control Over Financial Reporting

During the period ended June 30, 2019, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

4

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

*Incorporated by reference to the Registration Statement on Form S-1 filed July 23, 2015.

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 7, 2023

SEGUIN NATURAL HAIR PRODUCTS, INC.
(Registrant)

By:	/s/ Danny Iandoli
Danny Iandoli
Chief Executive Officer
Chief Financial Officer
(Principal Accounting Officer)

6