Form 10-Q
period 2019-09-30
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2023-12-07
CIK 1642363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2019

or

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

SEGUIN NATURAL HAIR PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2019

2

TABLE OF CONTENTS

Financial Statements

Seguin Natural Hair Products, Inc.

Balance Sheets

	September 30, 2019	March 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$26
Prepaid expense	696	1,920
Total Current Assets	696	1,946

Total Assets	$696	$1,946

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$2,257	$2,257
Compensation payable	17,500	17,500
Advances from stock holders	236	236
Loan payable – related party	28,490	-
Total Current Liabilities	48,483	19,993

LONG TERM LIABILITIES:
Loan payable – related party	-	19,490

Total Liabilities	$48,483	$39,483

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock par value $0.0001: 500,000,000 shares authorized; 14,578,506 and 14,578,506 shares issued and outstanding as of September 30, 2019 and March 31, 2019; respectively	$1,457	$1,457
Additional paid-in capital	190,915	190,915
Common shares to be issued	21,000	21,000
Accumulated deficit	(261,159)	(250,909)

Total Stockholders' Deficit	(47,787)	(37,537)

Total Liabilities and Stockholders' Deficit	$696	$1,946

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Operations

(Unaudited)

	For the Three Month's Ending September 30th,		For the Six Month's Ending September 30th,
	2019	2018	2019	2018

Operating Expenses
Professional fees	$3,630	$1,489	$10,224	$15,569
General and administrative expenses	11	7,603	26	377

Total operating expenses	3,641	9,092	10,250	15,946

Loss from Operations	(3,641)	(9,092)	(10,250)	(15,946)

Other Expenses
Interest expense	-	(5,710)	-	(12,665)
Derivative discount amortization	-	(2,500)	-	(5,000)
Total other expense	-	(8,210)	-	(17,665)

Income Tax Provision	-	-	-	-

Net Loss	$(3,641)	$(17,302)	$(10,250)	$(33,611)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding: - basic and diluted	14,578,506	5,825,000	14,578,506	5,825,000

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Changes in Stockholders' Deficit

For the Six Months Ended September 30th, 2019 and 2018

(Unaudited)

	Common Stock, $0.0001 Par Value			Additional		Total
	Number of		Shares to be	Paid-in	Accumulated	Stockholders'
	Shares	Amount	issued	Capital	Deficit	(Deficit)
Balance, March 31, 2018	5,825,000	$582	$-	$92,766	$(223,021)	$(129,673)

Net loss	-	-	-	-	(16,309)	(16,309)

Balance, June 30, 2018	5,825,000	$582	$-	$92,766	$(239,330)	$(145,982)

Net loss	-	-	-	-	(17,302)	(17,302)

Balance, September 30, 2018	5,825,000	$582	$-	$92,766	$(256,632)	$(163,284)

Balance, March 31, 2019	14,578,506	$1,457	$21,000	$190,915	$(250,909)	$(37,537)

Net loss	-	-	-	-	(6,609)	(6,609)

Balance, June 30, 2019	14,578,506	$1,457	$21,000	$190,915	$(257,518)	$(44,146)

Net loss		-	-	-	(3,641)	(3,641)

Balance, September 30, 2019	14,578,506	$1,457	$21,000	$190,915	$(261,159)	$(47,787)

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended September 30th,

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,250)	$(33,611)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization on debt discount	-	5,000
Changes in operating assets and liabilities:
Prepaid Expenses	1,224	615
Accrued expenses and other current liabilities	-	14,311

Net cash used in operating activities	(9,026)	(13,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	36
Proceeds from loan payable – related party	9,000	13,039

Net cash provided by financing activities	9,000	13,075

Net change in cash	(26)	(610)

Cash at beginning of the reporting period	26	610

Cash at end of the reporting period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

Expenses paid by related party on behalf of the Company	$-	$615

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products Inc.

September 30, 2019 and 2018

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

Seguin Natural Hair Products Inc.

September 30, 2019 and 2018

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

September 30, 2019 and 2018

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

September 30, 2019 and 2018

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

The Company adopted these standards for the year ended March 31, 2018 using the modified retrospective method. The adoption of these standards did not have an impact on the Company's Condensed Statements of Operations in the six months ended September 30, 2018.

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

September 30, 2019 and 2018

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

There were no potentially dilutive common shares outstanding for the six months ended September 30, 2019 and 2018.

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

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company evaluated subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

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

September 30, 2019 and 2018

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

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2019, a net loss, and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Convertible Notes - Related Party

Debt:

From August 1, 2017, to June 28, 2018, the Company issued various promissory notes with an aggregate principal amount of $102,145 of which $11,095 was paid directly to the holder to pay for expenses on behalf of the Company. These borrowings were from an investor (the “Lender”) who has significant influence over the Company’s affairs. Interest is 12% to 25% per annum and is payable on demand. For the notes issued between November 14, 2017, and December 4, 2017, in the event of prepayment, the Borrower will pay to Lender 150% of the unpaid principal amount of the notes. For the remainder of the notes, there is no penalty for prepayment. These promissory notes have since been modified to include conversion privileges.

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

Conversion of Debt:

In December 2018, in a private transaction, the holder of $102,145 in debt sold these notes to an unrelated investor who subsequently converted the outstanding principal debt to common stock, thereby acquiring control of the Company. Effective December 4, 2018, the Company issued 8,753,506 shares of its common stock (“Shares”) upon the exercise of conversion rights under outstanding convertible promissory notes (“Notes”). The conversion price for the shares was $0.00927 per share and the aggregate principal amount converted under the Notes was $102,145. As a result of the conversion, the Notes were paid in full and are no longer outstanding obligations of the Company. On December 8th, 2021, the Company issued the additional 2,265,372 shares of common stock for the above conversion. The Shares were issued in compliance with the exemptions from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(a)(2) and Regulation S for transactions not involving a public offering and for offers and sales outside the United States.

Seguin Natural Hair Products Inc.

September 30, 2019 and 2018

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

Note 6 – Related Party Transactions

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of September 30, 2019 and March 31, 2019, a total of $28,490 and $19,490 in advances from related parties are outstanding, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Shareholder Advances

The balance owed to shareholders as of September 30, 2019 and March 31, 2019 was $236. The advances from shareholders are unsecured, non-interest bearing, and payable on demand.

Seguin Natural Hair Products Inc.

September 30, 2019 and 2018

Notes to the Financial Statements

(Unaudited)

Management Compensation Payable

During the quarter ended September 30, 2019, the Company accrued $0 in compensation to be paid to Management for services rendered. The total compensation payable as of September 30, 2019, and March 31, 2019 is $17,500.

Note 7 – Subsequent Events

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

Results of Operations

For the three month and six months ended September 30, 2019 and 2018

We did not generate any revenues during these periods. Operating expenses for the three months and six months ended September 30, 2019 were $3,641 and $10,250, respectively as compared to $9,092 and $15,946 for the three months and six months ended September 30, 2018, respectively. The expenses were primarily reclassed to professional fees to maintain corporate governance.

Other Expenses for the three and six months ended September 30, 2019 and 2018

The Company had Other Expenses for the three and six months ended September 30, 2019 of $0 and for the three and six months ended September 30, 2018 of $8,210 and $17,655, respectively. The Other Expenses in the three and six months ended September 30, 2018, amounted to Derivative discount amortization of $2,500 and $5,000 and Interest Expenses of $5,710 and $12,665, respectively.

The basic and diluted Net Loss per share of common stock for the three and nine months ended September 30, 2019 and 2018 was $0 and $0. Until such a time as we can implement our business plan we anticipate ongoing losses.

Liquidity and Capital Resources

At September 30, 2019 and March 31, 2019

We had nominal assets at both September 30, 2019, and March 31, 2019. As of September 30, 2019, we had $0 in cash as compared to $26 at March 31, 2019. Total liabilities at September 30, 2019 were $48,483 including accrued expenses of $2,257, outstanding contractual obligations of $17,500, advances from related stockholders of $236, and related party loans of $28,490. At March 31, 2019, liabilities totaled $39,483 consisting of $2,257 in accrued expenses, outstanding contractual obligations of $17,500, $236 of advances from related stockholders, and related party loans of $19,490.Advances from stockholders are due on demand with interest due on the outstanding balance. Unless our officers/related stockholders continue to advance funds to the Company, of which there can be no assurance, or the Company receives an infusion of capital, it is unlikely that the Company will continue operations. At September 30, 2019, we had an accumulated deficit of $261,159 as compared to $250,909 at March 31, 2019.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2019, a net loss, and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may never be sufficient to commence and support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds.

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

Changes in Internal Control over Financial Reporting

During the period ended September 30, 2019, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

4

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

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