Form 10-Q
period 2019-12-31
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2023-12-07
CIK 1642363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended December 31, 2019

or

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

SEGUIN NATURAL HAIR PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended December 31, 2019

2

TABLE OF CONTENTS

Financial Statements

Seguin Natural Hair Products, Inc.

Balance Sheets

	December 31, 2019	March 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$26
Prepaid expense	15,928	1,920
Total Current Assets	15,928	1,946

Total Assets	$15,928	$1,946

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$2,257	$2,257
Compensation payable	17,500	17,500
Advances from stockholders	236	236
Loan payable – related party	48,270	-
Total Current Liabilities	68,263	19,993

LONG TERM LIABILITIES:
Loan payable – related party	-	19,490

Total Liabilities	$68,263	$39,483

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock par value $0.0001: 500,000,000 shares authorized; 14,578,506 and 14,578,506 shares issued and outstanding as of December 31, 2019 and March 31, 2019; respectively	$1,457	$1,457
Additional paid-in capital	190,915	190,915
Shares to be issued	21,000	21,000
Accumulated deficit	(265,707)	(250,909)

Total Stockholders' Deficit	(52,335)	(37,537)

Total Liabilities and Stockholders' Deficit	$15,928	$1,946

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Operations

(unaudited)

	For the Three Month's Ending December 31st,		For the Nine Month's Ending December 31st,
	2019	2018	2019	2018

Operating Expenses
Professional fees	$4,548	$9,229	$14,772	$12,118
General and administrative expenses	-	7,532	26	20,589

Total operating expenses	4,548	16,761	14,798	32,707

Loss from Operations	(4,548)	(16,761)	(14,798)	(32,707)

Other Income and Expenses
Gain on extinguishment of debt	-	10,000	-	10,000
Gain on derivative extinguishment	-	12,857	-	12,857
Derivative discount amortization	-	-	-	(5,000)
Interest expense	-	(4,439)	-	(17,104)
Total other income and expense	-	18,418	-	753

Income Tax Provision	-	-	-	-

Net Income (Loss)	$(4,548)	$1,657	$(14,798)	$(31,954)

Net Loss per Common Share - Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding: - basic and diluted	14,578,506	8,393,964	14,578,506	6,684,435

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Changes in Stockholders' Deficit

For the Nine Months Ended December 31st, 2019 and 2018

(Unaudited)

	Common Stock, $0.0001 Par Value			Additional		Total
	Number of		Shares to be	Paid-in	Accumulated	Stockholders'
	Shares	Amount	issued	Capital	Deficit	(Deficit)
Balance, March 31, 2018	5,825,000	$582	$-	$92,767	$(223,022)	$(129,673)

Net loss	-	-	-	-	(16,309)	(16,309)

Balance, June 30, 2018	5,825,000	$582	$-	$92,767	$(239,331)	$(145,982)

Net loss	-	-	-	-	(17,302)	(17,302)

Balance, September 30, 2018	5,825,000	$582	$-	$92,767	$(256,633)	$(163,284)

Common stock issued upon conversion of debt	8,753,506	875	21,000	98,148	-	120,023

Net income	-	-		-	1,657	1,657

Balance, December 31, 2018	14,578,506	$1,457	$21,000	$190,915	$(254,976)	$(41,604)

Balance, March 31, 2019	14,578,506	$1,457	$21,000	$190,915	$(250,909)	$(37,537)

Net loss	-	-	-	-	(6,609)	(6,609)

Balance, June 30, 2019	14,578,506	$1,457	$21,000	$190,915	$(257,518)	$(44,146)

Net loss	-	-	-	-	(3,641)	(3,641)

Balance, September 30, 2019	14,578,506	$1,457	$21,000	$190,915	$(261,159)	$(47,787)

Net loss	-	-	-	-	(4,548)	(4,548)

Balance, December 31, 2019	14,578,506	$1,457	$21,000	$190,915	$(265,707)	$(52,335)

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Month's Ending December 31st,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,798)	$(31,954)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization on debt discount	-	5,000
Gain on extinguishment of debt	-	(10,000)
Changes in fair value of derivative liability	-	(12,857)
Prepaid Expenses	(14,008)	(2,751)
Accrued expenses and other current liabilities	-	37,884

Net cash used in operating activities	(28,806)	(14,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan - related parties	28,780	14,000
Bank overdraft	-	68

Net cash provided by financing activities	28,780	14,068

Net change in cash	(26)	(610)

Cash at beginning of the reporting period	26	610

Cash at end of the reporting period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

Issuance of shares upon conversion of notes payable	$-	$120,023

Expenses paid by related party on behalf of the company	$-	$11,249

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products Inc.
December 31, 2019 and 2018
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

Seguin Natural Hair Products Inc.
December 31, 2019 and 2018
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
December 31, 2019 and 2018
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
December 31, 2019 and 2018
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

The Company adopted these standards for the year ended March 31, 2018 using the modified retrospective method. The adoption of these standards did not have an impact on the Company's Condensed Statements of Operations in the nine months ended December 31, 2018.

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
December 31, 2019 and 2018
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

There were no potentially dilutive common shares outstanding for the nine months ended December 31, 2019 and 2018.

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
December 31, 2019 and 2018
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

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2019, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
December 31, 2019 and 2018
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

Note 6– Related Party Transactions

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of December 31, 2019 and March 31, 2019, a total of $48,270 and $19,490 in advances from related parties are outstanding, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Shareholder Advances

The balance owed to shareholders as of December 31, 2019 and March 31, 2019 was $236. The advances from shareholders are unsecured, non-interest bearing, and payable on demand.

Seguin Natural Hair Products Inc.
December 31, 2019 and 2018
Notes to the Financial Statements

(Unaudited)

Management Compensation Payable

During the three and nine months ended December 31, 2019 and 2018, the Company accrued $0 in compensation to be paid to Management for services rendered. The total compensation payable as of December 31, 2019 and March 31, 2019, is $17,500.

Note 7 – Subsequent Events

Issuance of Additional Shares for Conversion

On December 8th 2021 the Company issued 2,265,372 shares of common stock it had recorded as Shares to be Issued related to the December 2018 Debt Conversion (See Note 4).

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

Results of Operations

For the three and nine months ended December 31, 2019 and 2018

We did not generate any revenues during these periods. Operating expenses for the three and nine months ended December 31, 2019, were $4,548 and $14,798 as compared to $16,761 and $32,707 for the three and nine months ended December 31, 2018. The expenses were primarily reclassed to professional fees to maintain corporate governance.

Other Expenses for the three and nin months ended December 31, 2019 and 2018

The Company had Other Income for the three and nine months ended December 31, 2019 of $0 and for the three and nine months ended December 31, 2018 of $18,418 and $753, respectively. The Other Income in the three and nine months ended December 31, 2018, amounted to Gain on Extinguishment of debt of $10,000, Gain on mark to market of derivative of $12,857, net of Derivative discount amortization of $0 and $5,000 and Interest Expenses of $4,439 and $17,104, respectively.

The basic and diluted Net Loss per share of common stock for the three and nine months ended December 31, 2019 and 2018 was $0 and $0. Until such time as we can implement our business plan we anticipate ongoing losses.

Liquidity and Capital Resources

At December 31, 2019 and March 31, 2019

We had nominal assets at both December 31, 2019, and March 31, 2019. As of December 31, 2019, we had $0 in cash as compared to $26 at March 31, 2019. Total liabilities at December 31, 2019 were $68,263 including accrued expenses of $2,257, outstanding contractual obligations of $17,500, advances from related stockholders of $236, and related party loans of $48,270. At March 31, 2019, liabilities totaled $39,483 consisting of $2,257 in accrued expenses, outstanding contractual obligations of $17,500, $236 of advances from related stockholders, and related party loans of $19,490. Advances from stockholders are due on demand with interest due on the outstanding balance. Unless our officers/related stockholders continue to advance funds to the Company, of which there can be no assurance, or the Company receives an infusion of capital, it is unlikely that the Company will continue operations. At December 31, 2019, we had an accumulated deficit of $(265,707) as compared to $(250,909) at March 31, 2019.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2019, a net loss, and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may never be sufficient to commence and support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds.

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

Changes in Internal Control over Financial Reporting

During the period ended December 31, 2019, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

4

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

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