Form 10-K
period 2020-03-31
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2023-12-07
CIK 1642363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED MARCH 31, 2020

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $ -0- as of June 30, 2020.

There is no market for the comment equity of the registrant. As of December 7, 2023, there were 16,843,878. Shares of Common Stock issued and outstanding.

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

Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2020, we did not issue any shares of common or preferred stock.

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

Plan of Operations

At the present time, the Company has no business operations. The Company will continue to seek other business opportunities either through the acquisition of, or merger with, an existing company with ongoing business operations. As of March 31, 2020, the Company had not generated any revenues and had no income or cash flows from operations since inception. At March 31, 2020, the Company had sustained net loss of $17,503 and had an accumulated deficit of $268,412.

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

Balance sheet at March 31, 2020 and 2019

Cash

At March 31, 2020 we had cash of $0 compared to $26 as of March 31, 2019.

Prepaid asset

At March 31, 2020 we had prepaid expenses of $24,411 compared to $1,920 as at March 31, 2019.

Accrued liabilities

Accrued liabilities at March 31, 2020 totaled $3,445 compared to $2,257 as at March 31, 2019. The increase is attributable to the issuance by the Company of convertible promissory notes and promissory notes payable.

Payable to related parties

At March 31, 2020, the Company had no convertible notes payable and promissory notes payable to related parties compared to no convertible notes or promissory notes payable to related parties payable at March 31, 2019.

At March 31, 2020, the Company had related party loan amounts of $58,270 compared to $19,490 as of March 31, 2019.

Shareholder advances and receivable

Shareholder advances represent expenses paid by the owners from personal funds. The amount of advances at March 31, 2020 was $236 which was the same amount at March 31, 2019.

Income statement for the years ended March 31, 2020 and 2019

Revenues for the years ended March 31, 2020 and 2019

The Company did not have any revenues from any sources in 2020 or 2019 and no revenues are expected in the near term until the Company locates and completes an acquisition of an operational business.

Expenses for the years ended March 31, 2020 and 2019

Operating expenses decreased from $35,246 as of March 31, 2019 to $17,503 as of March 31, 2020. The decrease was principally attributable to a decrease in professional fees for legal and accounting services associated with the Company’s financial and periodic reports filed obligations with the SEC.

Other income for the years ended March 31, 2020 and 2019

The Company had Other Income and Expenses of $0 and $7,359 as of March 31, 2020 and 2019, respectively. The Other Income and Expenses in the year ended March 30, 2019, amounted to Gain on Extinguishment of debt of $10,000, Gain on mark to market of derivative of $12,857, net of Derivative discount amortization of $5,000 and Interest Expenses of $10,498.

Liquidity and Capital Resources

At March 31, 2020 and March 31, 2019

We had nominal assets at both March 31, 2020 and March 31, 2019. As of March 31, 2020, we had $0 in cash as compared to $26 in cash at March 31, 2019. Total liabilities at March 31, 2020 were $79,451. At March 31, 2019, liabilities totaled $39,483. Unless our officers/related stockholders continue to advance funds to the Company, of which there can be no assurance, or the Company receives an infusion of capital, it is unlikely that the Company will continue operations. At March 31, 2020, we had an accumulated deficit of $(268,412) as compared to $(250,909) at March 31, 2019.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2020, a net loss, and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS FOR THE YEARS ENDED MARCH 31, 2020 and 2019

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	10

FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Operations and Comprehensive Loss	F-3

Statements of Stockholders’ Equity	F-4

Statements of Cash Flows	F-5

Notes to the Financial Statements	F-6 - F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Seguin Natural Hair Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Seguin Natural Hair Products, Inc. (“the Company”) as of March 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the two-year period ended March 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit and net losses since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2019.

Spokane, Washington

December 7, 2023

SEGUIN NATURAL HAIR PRODUCTS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

TABLE OF CONTENTS

Financial Statements

Seguin Natural Hair Products, Inc.

Balance Sheets

	March 31,
	2020	2019

ASSETS
CURRENT ASSETS:
Cash	$-	$26
Prepaid expense and other current assets	24,411	1,920

Total Current Assets	24,411	1,946
Total Assets	$24,411	$1,946

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$3,445	$2,257
Compensation payable	17,500	17,500
Advances from stockholders	236	236
Loan payable – related party	58,270	19,490
Total Current Liabilities	79,451	39,483

Total Liabilities	79,451	39,483

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock par value $0.0001: 500,000,000 shares authorized; 14,578,506 shares issued and outstanding as of March 31, 2020 and March 31, 2019	1,457	1,457
Additional paid-in capital	190,915	190,915
Common shares to be issued	21,000	21,000
Accumulated deficit	(268,412)	(250,909)

Total Stockholders' Deficit	(55,040)	(37,537)

Total Liabilities and Stockholders' Deficit	$24,411	$1,946

See accompanying notes to the financial statements.

Seguin Natural Hair Products, Inc.

Statements of Operations

	For the Year Ended March 31,
	2020	2019

Operating Expenses
Professional fees	$17,477	$14,751
General and administrative expenses	26	20,495

Total operating expenses	17,503	35,246

Loss from Operations	(17,503)	(35,246)

Other Income and Expenses
Gain on Extinguishment of debt	-	10,000
Gain (loss) on mark to market of derivative	-	12,857
Derivative discount amortization	-	(5,000)
Interest expense	-	(10,498)
Total other income (expense)	-	7,359

Income Tax Provision	-	-

Net Loss	$(17,503)	$(27,887)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding: - basic and diluted	14,578,506	8,630,918

See accompanying notes to the financial statements.

Seguin Natural Hair Products, Inc.

Statements of Changes in Stockholders' Deficit

For the Years Ended March 31, 2020 and 2019

	Common Stock, $0.0001 Par Value			Additional		Total
	Number of		Shares to be	Paid-in	Accumulated	Stockholders'
	Shares	Amount	issued	Capital	Deficit	(Deficit)

Balance, April 1, 2018	5,825,000	$582	$-	$92,767	$(223,022)	$(129,673)

Common stock issued upon conversion of Debt	8,753,506	875	21,000	98,148	-	120,023

Net loss					(27,887)	(27,887)

Balance, March 31, 2019	14,578,506	$1,457	$21,000	$190,915	$(250,909)	$(37,537)

Net Loss	-	-	-	-	(17,503)	(17,503)

Balance, March 31, 2020	14,578,506	$1,457	$21,000	$190,915	$(268,412)	$(55,040)

See accompanying notes to the financial statements.

Seguin Natural Hair Products, Inc.

Statements of Cash Flows

	For the Year Ended March 31,

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,503)	$(27,887)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of derivatives	-	(12,857)
Gain on extinguishment of debt	-	(10,000)
Amortization on debt discount	-	5,000
Changes in operating assets and liabilities:
Prepaid Expenses	(22,491)	(1,306)
Accrued expenses and other current liabilities	1,188	32,466

Net cash used in operating activities	(38,806)	(14,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan – related parties	38,780	14,000

Net cash provided by financing activities	38,780	14,000

Net change in cash	(26)	(584)

Cash at beginning of the reporting period	26	610

Cash at end of the reporting period	$-	$26

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

SUPPLIMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

Issuance of shares upon conversion of notes payable	$-	$120,023

See accompanying notes to the financial statements.

Seguin Natural Hair Products Inc.

March 31, 2020 and 2019

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

March 31, 2020 and 2019

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

March 31, 2020 and 2019

Notes to the Financial Statements

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

March 31, 2020 and 2019

Notes to the Financial Statements

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

The Company adopted these standards for the year ended March 31, 2018 using the modified retrospective method. The adoption of these standards did not have an impact on the Company's Condensed Statements of Operations.

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

March 31, 2020 and 2019

Notes to the Financial Statements

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

There were no potentially dilutive common shares outstanding for the years ended March 31, 2020 and 2019.

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

March 31, 2020 and 2019

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

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2020, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Conversion of Debt:

In December 2018, in a private transaction, the holder of $102,145 in debt sold these notes to an unrelated investor who subsequently converted the outstanding principal debt to common stock, thereby acquiring control of the Company. Effective December 4, 2018, the Company issued 8,753,506 shares of its common stock (“Shares”) upon the exercise of conversion rights under outstanding convertible promissory notes (“Notes”). The conversion price for the shares was $0.00927 per share and the aggregate principal amount converted under the Notes was $102,145. As a result of the conversion, the Notes were paid in full and are no longer outstanding obligations of the Company. On December 8th, 2021, the Company issued the additional 2,265,372 shares of common stock for the above conversion. The Shares were issued in compliance with the exemptions from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(a)(2) and Regulation S for transactions not involving a public offering and for offers and sales outside the United States. The additional shares are classified in “Common shares to be issued” on the balance sheet.

Seguin Natural Hair Products Inc.

March 31, 2020 and 2019

Notes to the Financial Statements

Note 5 – Related Party Transactions

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of March 31, 2020 and March 31, 2019, a total of $58,270 and $19,490 in advances from related parties are outstanding, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Shareholder Advances

The balance owed to shareholders as of March 31, 2020 and March 31, 2019 was $236. The advances from shareholders are unsecured, non-interest bearing, and payable on demand.

Management Compensation Payable

During the year ended March 31, 2020, the Company accrued $0 in compensation to be paid to Management for services rendered. The total compensation payable as of March 31, 2020 and 2019 is $17,500.

Note 6 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At March 31, 2020, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $267,048 that may be offset against future taxable income through 2037. No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $56,080 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding the probability of its realization. The valuation allowance increased approximately $3,676 and $7,610 for the year ended March 31, 2020 and 2019, respectively.

Seguin Natural Hair Products Inc.

March 31, 2020 and 2019

Notes to the Financial Statements

Components of deferred tax assets in the balance sheets are as follows:

	March 31, 2020	March 31, 2019
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$56,080	$52,404

Less valuation allowance	(56,080)	(52,404)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the Year ended March 31, 2020	For the Year ended March 31, 2019

Federal statutory income tax rate	21.0%	21.0%

Note 7- Subsequent Events

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

Item 9A. Controls and Procedures

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework or COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of March 31, 2020. Management identified segregation of duties & maintenance of current accounting records as material weaknesses in internal control over financial reporting.

Management is in the continuous process of improving the internal control over financial reporting by engaging a Certified Public Accountant as a consultant to mitigate some of the identified weaknesses. The Company is still in its development stage and intends on bringing in necessary resources to address the weaknesses once full operations have commenced. Management concludes that internal control over financial reporting is ineffective at March 31, 2020.

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

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

As of the date of this report, the directors and officers of the Company are as follows:

NAME	AGE	POSITIONS AND OFFICES HELD
Danny Iandoli	57	President/CEO and Director

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

Name and Address of Beneficial Owner	Position	Common shares beneficially owned	Percent of Common shares beneficially owned (1)
Danny Iandoli	Pres/CEO, Director	9,353,506	55.53%
311 Bay Street, Unit 3405, Toronto, ON, Canada M5H 4G5

Glen Similas		792,000	4.70%
25 Nectarne Crescent
Brampton, ON, Canada L6S 5Z1
Total owned by officers and directors		10,145,506	60.23%

(1)	Based on 16,843,878 shares outstanding as of this Report.

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

Certain Relationships and Related Transactions

Item 14. Principal Accounting Fees and Services.

Fruci & Associates II, PLLC, is the Company’s registered independent accounting firm for the fiscal year ended March 31, 2020.

Audit Fees

$7,500.00

Audit Related Fees

Tax Fees

There was no Tax Fees for years ended March 31, 2020 and 2019.

All Other Fees

There were no other fees for years ended March 31, 2020 and 2019.

14

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K

(a)	Financial Statements

Page

Report of Independent Registered Public Accounting Firm	10

Financial Statements for the years ended March 31, 2020 and 2019

Balance Sheet	F-2

Statement of Operations and Comprehensive Loss	F-3

Statement of Stockholders’ Equity	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 - F-13

(b)	Exhibits

 EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation *

3.2	Bylaws *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 filed on July 23, 2015.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Fixed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 7, 2023	SEGUIN NATURAL HAIR PRODUCTS INC.

	By:	/s/ Danny Iandoli
Danny Iandoli
Chief Executive Officer, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Chief Executive Officer and
/s/ Danny Iandoli	Director	December 7, 2023
Danny Iandoli

17