Form 10-Q
period 2020-09-30
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2024-04-24
CIK 1642363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2020

or

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

SEGUIN NATURAL HAIR PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2020

2

TABLE OF CONTENTS

Financial Statements

Seguin Natural Hair Products, Inc.

Balance Sheets

	September 30, 2020	March 31, 2020
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Prepaid expense	6,886	24,411
Total Current Assets	6,886	24,411

Total Assets	$6,886	$24,411

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$3,445	$3,445
Compensation payable	17,500	17,500
Advances from stockholders	236	236
Loan payable – related party	58,270	58,270
Total Current Liabilities	79,451	79,451

Total Liabilities	$79,451	$79,451

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock par value $0.0001: 500,000,000 shares authorized; 14,578,506 shares issued and outstanding as of September 30, 2020 and March 31, 2020	$1,457	$1,457
Additional paid-in capital	190,915	190,915
Common shares to be issued	21,000	21,000
Accumulated deficit	(285,937)	(268,412)

Total Stockholders' Deficit	(72,565)	(55,040)

Total Liabilities and Stockholders' Deficit	$6,886	$24,411

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Operations

(Unaudited)

	For the Three Month's Ending September 30th,		For the Six Month's Ending September 30th,
	2020	2019	2020	2019

Operating Expenses
Professional fees	$17,525	$3,630	$17,525	$10,224
General and administrative expenses	-	11	-	26

Total operating expenses	17,525	3,641	17,525	10,250

Loss from Operations	(17,525)	(3,641)	(17,525)	(10,250)

Other Expenses
Interest expense	-	-	-	-
Total other expense	-	-	-	-

Income Tax Provision	-	-	-	-

Net Loss	$(17,525)	$(3,641)	$(17,525)	$(10,250)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding: - basic and diluted	14,578,506	14,578,506	14,578,506	14,578,506

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Changes in Stockholders' Deficit

For the Six Months Ended September 30th, 2020 and 2019

(Unaudited)

	Common Stock, $0.0001 Par Value			Additional		Total
	Number of		Shares to be	Paid-in	Accumulated	Stockholders'
	Shares	Amount	issued	Capital	Deficit	(Deficit)
Balance, March 31, 2019	14,578,506	$1,457	$21,000	$190,915	$(250,909)	$(37,537)

Net loss	-	-	-	-	(6,609)	(6,609)

Balance, June 30, 2019	14,578,506	$1,457	$21,000	$190,915	$(257,518)	$(44,146)

Net loss	-	-	-	-	(3,641)	(3,641)

Balance, September 30, 2019	14,578,506	$1,457	$21,000	$190,915	$(261,159)	$(47,787)

Balance, March 31, 2020	14,578,506	$1,457	$21,000	$190,915	$(268,412)	$(55,040)

Net loss	-	-	-	-	-	-

Balance, June 30, 2020	14,578,506	$1,457	$21,000	$190,915	$(268,412)	$(55,040)

Net loss	-	-	-	-	(17,525)	(17,525)

Balance, September 30, 2020	14,578,506	$1,457	$21,000	$190,915	$(285,937)	$(72,565)

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Cash Flows

Unaudited

	For the Six Months Ended September 30th,

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,525)	$(10,250)
Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities:
Prepaid Expenses	17,525	1,224

Net cash used in operating activities	-	(9,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes payable – related parties	-	9,000

Net cash provided by financing activities	-	9,000

Net change in cash	-	(26)

Cash at beginning of the reporting period	-	26

Cash at end of the reporting period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products Inc.

September 30, 2020 and 2019

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

Seguin Natural Hair Products Inc.

September 30, 2020 and 2019

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

September 30, 2020 and 2019

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

September 30, 2020 and 2019

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

The Company adopted these standards using the modified retrospective method. The adoption of these standards did not have an impact on the Company's Condensed Statements of Operations in this period.

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

September 30, 2020 and 2019

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

There were no potentially dilutive common shares outstanding for the six months ended September 30, 2020 and 2019.

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

September 30, 2020 and 2019

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

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2020, a net loss, and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

September 30, 2020 and 2019

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

Note 6 – Related Party Transactions

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of September 30, 2020, and March 31, 2020, a total of $58,270 in advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Shareholder Advances

The balance owed to shareholders as of September 30, 2020 and March 31, 2020 was $236, respectively. The advances from shareholders are unsecured, non-interest bearing, and payable on demand.

Seguin Natural Hair Products Inc.

September 30, 2020 and 2019

Notes to the Financial Statements

(Unaudited)

Management Compensation Payable

During the quarter ended June 30, 2020 the Company accrued $0 in compensation to be paid to Management for services rendered. The total compensation payable as of June 30, 2020 and March 31, 2020 is $17,500.

Note 7- Subsequent Events

Issuance of Additional Shares for Conversion

On December 8, 2021, the Company issued 2,265,372 shares of common stock it had recorded as Shares to be Issued related to the December 2018 Debt Conversion (See Note 4).

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

Results of Operations

For the three month and six months ended September 30, 2020 and 2019

We did not generate any revenues during these periods. Operating expenses for the three months and six months ended September 30, 2020 were $17,525 and $17,525 as compared to $3,641 and $10,250 for the three months and six months ended September 30, 2019. The increase in operating expenses for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 is primarily attributable to legal and accounting fees incurred in connection with the Company’s filings with the SEC.

The basic and diluted Net Loss per share of common stock for the three months ended September 30, 2020 and 2019 was $0 and $0. Until such time as we can implement our business plan we anticipate ongoing losses.

Liquidity and Capital Resources

At September 30, 2020 and March 31, 2019

We had nominal assets at both September 30, 2020, and March 31, 2020. As of September 30, 2020, we had $0 in cash as compared to $0 at March 31, 2020. Total liabilities at September 30, 2020 were $79,451 including accrued expenses of $3,445, outstanding contractual obligations of $17,500, advances from related stockholders of $236, and related party loans of $58,270. Total liabilities at March 31, 2020 were $79,451 including accrued expenses of $3,445, outstanding contractual obligations of $17,500, and advances from related stockholders of $236, and related party loans of $58,270. Advances from stockholders are due on demand with interest due on the outstanding balance. Unless our officers/related stockholders continue to advance funds to the Company, of which there can be no assurance, or the Company receives an infusion of capital, it is unlikely that the Company will continue operations. At September 30, 2020, we had an accumulated deficit of $285,937 as compared to $268,412 at March 31, 2020.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2020, a net loss, and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may never be sufficient to commence and support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds.

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

Changes in Internal Control over Financial Reporting

During the period ended September 30, 2020, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

4

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

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