Form 10-Q
period 2020-12-31
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2024-04-24
CIK 1642363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended December 31, 2020

or

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

SEGUIN NATURAL HAIR PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended December 31, 2020

2

TABLE OF CONTENTS

Financial Statements

Seguin Natural Hair Products, Inc.

Balance Sheets

	December 31, 2020	March 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Prepaid expense	21,396	24,411
Total Current Assets	21,396	24,411

Total Assets	$21,396	$24,411

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$1,069	$3,445
Compensation payable	17,500	17,500
Advances from stockholders	236	236
Loan payable – related party	78,270	58,270
Total Current Liabilities	97,075	79,451

Total Liabilities	$97,075	$79,451

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock par value $0.0001: 500,000,000 shares authorized; 14,578,506 shares issued and outstanding as of December 31, 2020 and March 31, 2020	$1,457	$1,457
Additional paid-in capital	190,915	190,915
Shares to be issued	21,000	21,000
Accumulated deficit	(289,051)	(268,412)

Total Stockholders' Deficit	(75,679)	(55,040)

Total Liabilities and Stockholders' Deficit	$21,396	$24,411

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Operations

(Unaudited)

	For the Three Month's Ending December 31st,		For the Nine Month's Ending December 31st,
	2020	2019	2020	2019

Operating Expenses
Professional fees	$3,004	$4,548	$20,528	$14,772
General and administrative expenses	110	-	110	26

Total operating expenses	3,114	4,548	20,638	14,798

Loss from Operations	(3,114)	(4,548)	(20,638)	(14,798)

Other Income and Expenses
Interest expense	-	-	-	-
Total other income and expense	-	-	-	-

Income Tax Provision	-	-	-	-

Net Income (Loss)	$(3,114)	$(4,548)	$(20,638)	$(14,798)

Net Loss per Common Share - Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding: - basic and diluted	14,578,506	14,578,506	14,578,506	14,578,506

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Changes in Stockholders' Deficit

For the Nine Months Ended December 31st, 2020 and 2019

(Unaudited)

	Common Stock, $0.0001 Par Value			Additional		Total
	Number of Shares	Amount	Shares to be Issued	Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)

Balance, March 31, 2019	14,578,506	$1,457	$21,000	$190,915	$(250,909)	$(37,537)

Net loss	-	-	-	-	(6,609)	(6,609)

Balance, June 30, 2019	14,578,506	$1,457	$21,000	$190,915	$(257,518)	$(44,146)

Net loss	-	-	-	-	(3,641)	(3,641)

Balance, September 30, 2019	14,578,506	$1,457	$21,000	$190,915	$(261,159)	$(47,787)

Net loss	-	-	-	-	(4,548)	(4,548)

Balance, December 31, 2019	14,578,506	$1,457	$21,000	$190,915	$(265,707)	$(52,335)

Balance, March 31, 2020	14,578,506	$1,457	$21,000	$190,915	$(268,412)	$(55,040)

Net loss	-	-	-	-	-	-

Balance, June 30, 2020	14,578,506	$1,457	$21,000	$190,915	$(268,412)	$(55,040)

Net loss	-	-	-	-	(17,525)	(17,525)

Balance, September 30, 2020	14,578,506	$1,457	$21,000	$190,915	$(285,937)	$(72,565)

Net loss	-	-	-	-	(3,114)	(3,114)

Balance, December 31, 2020	14,578,506	$1,457	$21,000	$190,915	$(289,051)	$(75,679)

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Cash Flows

Unaudited

	For the Nine Month's Ending December 31st,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,638)	$(14,798)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization on debt discount	-	-
Gain on extinguishment of debt	-	-
Changes in fair value of derivative liability	-	-
Prepaid Expenses	3,014	(14,008)
Accrued expenses and other current liabilities	(2,376)	-

Net cash used in operating activities	(20,000)	(28,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan - related parties	20,000	28,780
Bank overdraft	-	-

Net cash provided by financing activities	20,000	28,780

Net change in cash	-	(26)

Cash at beginning of the reporting period	-	26

Cash at end of the reporting period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products Inc.
December 31, 2020 and 2019
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

Seguin Natural Hair Products Inc.
December 31, 2020 and 2019
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
December 31, 2020 and 2019
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
December 31, 2020 and 2019
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

The Company adopted these standards using the modified retrospective method. The adoption of these standards did not have an impact on the Company's Condensed Statements of Operations in the periods presented.

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
December 31, 2020 and 2019
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

There were no potentially dilutive common shares outstanding for the nine months ended December 31, 2020 and 2019.

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
December 31, 2020 and 2019
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

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2020, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
December 31, 2020 and 2019
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

Note 6– Related Party Transactions

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of December 31, 2020 and March 31, 2020, a total of $78,270 and $58,270 in advances from related parties are outstanding, respectively. These advances are unsecured, bear no interest, and do no have formal repayment terms or arrangements.

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Shareholder Advances

The balance owed to shareholders as of December 31, 2020 and March 31, 2020 was $236. The advances from shareholders are unsecured, non-interest bearing, and payable on demand.

Seguin Natural Hair Products Inc.
December 31, 2020 and 2019
Notes to the Financial Statements

(Unaudited)

Management Compensation Payable

During the quarter ended December 31, 2020, the Company accrued $0 in compensation to be paid to Management for services rendered. The total compensation payable as of December 31, 2020 and March 31, 2020, is $17,500.

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

Results of Operations

For the three and nine months ended December 31, 2020 and 2019

We did not generate any revenue during these periods. Operating expenses for the three and nine months ended December 31, 2020, were $3,114 and $20,638 as compared to $4,548 and $14,798 for the three and nine months ended December 31, 2019. The expenses were primarily reclassed to professional fees to maintain corporate governance.

The basic and diluted Net Loss per share of common stock for the three months ended December 31, 2020, and 2019 was $0 and $0. Until such a time as we can implement our business plan we anticipate ongoing losses.

Liquidity and Capital Resources

At December 31, 2020 and March 31, 2020

We had nominal assets at both December 31, 2020, and March 31, 2020. As of December 31, 2020, we had $0 in cash as compared to $0 at March 31, 2020. Total liabilities at December 31, 2020 were $97,075 including accrued expenses of $1,069, outstanding contractual obligations of $17,500, advances from related stockholders of $236, and related party loans of $78,270. Total liabilities at March 31, 2020 were $79,451 including accrued expenses of $3,445, outstanding contractual obligations of $17,500, and advances from related stockholders of $236, and related party loans of $58,270. Advances from stockholders are due on demand with interest due on the outstanding balance. Unless our officers/related stockholders continue to advance funds to the Company, of which there can be no assurance, or the Company receives an infusion of capital, it is unlikely that the Company will continue operations. At December 31, 2020, we had an accumulated deficit of $289,051 as compared to $268,412 at March 31, 2020.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2020, a net loss, and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

During the period ended December 31, 2020, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

4

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

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