Form 10-K
period 2021-03-31
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2024-04-24
CIK 1642363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED MARCH 31, 2021

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $ -0- as of September 30, 2020.

There is no market for the comment equity of the registrant. As of April 23, 2024, there were 16,843,878. Shares of Common Stock issued and outstanding.

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

Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2021, we did not issue any shares of common or preferred stock.

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

Plan of Operations

At the present time, the Company has no business operations. The Company will continue to seek other business opportunities either through the acquisition of, or merger with, an existing company with ongoing business operations. As of March 31, 2021, the Company had not generated any revenues and had no income or cash flows from operations since inception. At March 31, 2021, the Company had sustained net loss of $27,001 and had an accumulated deficit of $295,413.

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

Balance sheet at March 31, 2021 and 2020

Cash

At March 31, 2021 we had cash of $0 compared to $0 as of March 31, 2020.

Prepaid asset

At March 31, 2021 we had prepaid expenses of $21,396 compared to $24,411 as at March 31, 2020.

Accrued liabilities

Accrued liabilities at March 31, 2021 totaled $7,431 compared to $3,445 as at March 31, 2020. The increase is attributable to an increase in legal and filing fees related to compliance reporting.

Accrued compensation totaled $17,500 for the year ended March 31, 2021 and 2020 as the liability relates to service in a prior year period.

Payable to related parties

From time to time, the Company has received advances from its CEO to meet short-term working capital needs. As of March 31, 2021 and March 31, 2020, a total of $78,270 and $58,270 in advances from related parties are outstanding, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Shareholder advances and receivable

Shareholder advances represent expenses paid by the owners from personal funds. The amount of advances at March 31, 2021 was $236 which was the same amount at March 31, 2020.

Income statement for the years ended March 31, 2021 and 2020

Revenues for the years ended March 31, 2021 and 2020

The Company did not have any revenues from any sources in 2021 or 2020 and no revenues are expected in the near term until the Company locates and completes an acquisition of an operational business.

Expenses for the years ended March 31, 2021 and 2020

Operating expenses increased from $17,503 as of March 31, 2020 to $27,001 as of March 31, 2021. The increase was principally attributable to a increase in professional fees for legal and accounting services associated with the Company’s financial and periodic reports filed obligations with the SEC.

Liquidity and Capital Resources

At March 31, 2021 and March 31, 2020

We had nominal assets at both March 31, 2021 and March 31, 2020. As of March 31, 2021, we had $0 in cash as compared to $0 in cash at March 31, 2020. Total liabilities at March 31, 2021 were $103,437. At March 31, 2020, liabilities totaled $79,451. Unless our officers/related stockholders continue to advance funds to the Company, of which there can be no assurance, or the Company receives an infusion of capital, it is unlikely that the Company will continue operations. At March 31, 2021, we had an accumulated deficit of $(295,413) as compared to $(268,412) at March 31, 2020.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2021, a net loss, and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS FOR THE YEARS ENDED MARCH 31, 2021 and 2020

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	20

PCAOB ID:5525-Fruci & Associates II, PLLC

FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2021 and 2020	F-2

Statements of Operations and Comprehensive Loss for the years ended March 31, 2021 and 2020	F-3

Statements of Stockholders’ Equity for the years ended March 31, 2021 and 2020	F-4

Statements of Cash Flows for the years ended March 31, 2021 and 2020	F-5

Notes to the Financial Statements	F-6 - F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Seguin Natural Hair Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Seguin Natural Hair Products, Inc. (“the Company”) as of March 31, 2021 and 2020, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Spokane, Washington

April 23, 2024

SEGUIN NATURAL HAIR PRODUCTS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

TABLE OF CONTENTS

Financial Statements

Seguin Natural Hair Products, Inc.

Balance Sheets

	March 31,
	2021	2020

ASSETS
CURRENT ASSETS:
Cash	$-	$-
Prepaid expense	21,396	24,411

Total Current Assets	21,396	24,411
Total Assets	$21,396	$24,411

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$7,431	$3,445
Compensation payable	17,500	17,500
Advances from stockholders	236	236
Loan payable – related party	78,270	58,270
Total Current Liabilities	103,437	79,451

Total Liabilities	$103,437	$79,451

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Common stock par value $0.0001: 500,000,000 shares authorized; 14,578,506 shares issued and outstanding as of March 31, 2021 and March 31, 2020	$1,457	$1,457
Additional paid-in capital	190,915	190,915
Common shares to be issued	21,000	21,000
Accumulated deficit	(295,413)	(268,412)

Total Stockholders' Deficit	(82,041)	(55,040)

Total Liabilities and Stockholders' Deficit	$21,396	$24,411

See accompanying notes to the financial statements.

Seguin Natural Hair Products, Inc.

Statements of Operations

	For the Year Ended March 31,
	2021	2020

Operating Expenses
Professional fees	$25,090	$17,477
General and administrative expenses	1,911	26

Total operating expenses	27,001	17,503

Loss from Operations	(27,001)	(17,503)

Other Income and Expenses
Interest expense	-	-
Total other income (expense)	-	-

Income Tax Provision	-	-

Net Loss	$(27,001)	$(17,503)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding: - basic and diluted	14,578,506	14,578,506

See accompanying notes to the financial statements.

Seguin Natural Hair Products, Inc.

Statements of Changes in Stockholders' Deficit

For the Years Ended March 31, 2021 and 2020

	Common Stock, $0.0001 Par Value			Additional		Total
	Number of		Shares to be	Paid-in	Accumulated	Stockholders'
	Shares	Amount	issued	Capital	Deficit	(Deficit)

Balance, April 1, 2019	14,578,506	$1,457	$21,000	$190,915	$(250,909)	$(37,537)

Net loss	-	-	-	-	(17,503)	(17,503)

Balance, March 31, 2020	14,578,506	$1,457	$21,000	$190,915	$(268,412)	$(55,040)

Net Loss	-	-	-	-	(27,001)	(27,001)
Balance, March 31, 2021	14,578,506	$1,457	$21,000	$190,915	$(295,413)	$(82,041)

See accompanying notes to the financial statements.

Seguin Natural Hair Products, Inc.

Statements of Cash Flows

	For the Year Ended March 31,

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,001)	$(17,503)
Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities:
Prepaid Expenses	3,015	(22,491)
Accrued expenses and other current liabilities	3,986	1,188

Net cash used in operating activities	(20,000)	(38,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan – related parties	20,000	38,780

Net cash provided by financing activities	20,000	38,780

Net change in cash	-	(26)

Cash at beginning of the reporting period	-	26

Cash at end of the reporting period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the financial statements.

Seguin Natural Hair Products Inc.

March 31, 2021 and 2020

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

March 31, 2021 and 2020

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

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

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

March 31, 2021 and 2020

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

March 31, 2021 and 2020

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

March 31, 2021 and 2020

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

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from the exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no potentially dilutive common shares outstanding for the years ended March 31, 2021 and 2020.

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

Recently Issued Accounting Pronouncements

In April 2016, the FASB issued ASU 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The amendments in this Update are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company has reviewed the provisions of this ASU to and determined there will be no material impact on our results of operations, cash flows or financial condition.

Seguin Natural Hair Products Inc.

March 31, 2021 and 2020

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

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2021, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Seguin Natural Hair Products Inc.

March 31, 2021 and 2020

Notes to the Financial Statements

Note 5 – Related Party Transactions

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of March 31, 2021 and March 31, 2020, a total of $78,270 and $58,270 in advances from related parties are outstanding, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Shareholder Advances

The balance owed to shareholders as of March 31, 2021 and March 31, 2020 was $236 and $236, respectively. The advances from shareholders are unsecured, non-interest bearing, and payable on demand.

Management Compensation Payable

During the years ended March 31, 2021 and 2020, the Company accrued $0 in compensation to be paid to Management for services rendered. The total compensation payable as of March 31, 2021 and 2020, is $17,500.

Note 6 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At March 31, 2021, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $289,051 that may be offset against future taxable income through 2038. No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $60,700 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding the probability of its realization. The valuation allowance increased approximately $5,670 and $3,676 for the year ended March 31, 2021 and 2020, respectively.

Components of deferred tax assets in the balance sheets are as follows:

	March 31, 2021	March 31, 2020
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$61,750	$56,080

Less valuation allowance	(61,750)	(56,080)

Deferred tax assets, net of valuation allowance	$-	$-

Seguin Natural Hair Products Inc.

March 31, 2021 and 2020

Notes to the Financial Statements

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the Year ended March 31, 2021	For the Year ended March 31, 2020
Federal statutory income tax rate	21.0%	21.0%

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

Item 9A. Controls and Procedures

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework or COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of March 31, 2021. Management identified segregation of duties & maintenance of current accounting records as material weaknesses in internal control over financial reporting.

Management is in the continuous process of improving the internal control over financial reporting by engaging a Certified Public Accountant as a consultant to mitigate some of the identified weaknesses. The Company is still in its development stage and intends on bringing in necessary resources to address the weaknesses once full operations have commenced. Management concludes that internal control over financial reporting is ineffective at March 31, 2021.

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

Item 9B. Other information

Not applicable.

11

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

As of the date of this report, the directors and officers of the Company are as follows:

NAME	AGE	POSITIONS AND OFFICES HELD
Danny Iandoli	59	President/CEO and Director

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

12

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code”) that applies to our officers, directors and employees including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. A copy of the Code will be provided to any person upon request, without charge.

Item 11. Executive Compensation

The Company has not to date paid any compensation to any officer or director. The Company intends to pay annual salaries to all its officers and will pay an annual stipend to its directors when, and if, it completes a primary public offering for the sale of securities and/or the Company reaches profitability, experiences positive cash flow and/or obtains additional funding. At such time, the Company anticipates offering cash and non-cash compensation to officers and directors. In addition, although not presently offered, the Company anticipates that its officers and directors will be provided with a group health, vision, and dental insurance program at subsidizes rates, or at the sole expense of the Company, as may be determined on a case-by-case basis by the Company in its sole discretion. In addition, the Company plans to offer 401(k) matching funds as a retirement benefit, paid vacation days and paid holidays.

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

Name and Address of Beneficial Owner	Position	Common shares beneficially owned	Percent of Common shares beneficially owned (1)
Danny Iandoli	Pres/CEO, Director	11,618,878	69.0%
311 Bay Street, Unit 3405, Toronto, ON, Canada M5H 4G5

Glen Similas		792,000	4.7%
25 Nectarne Crescent
Brampton, ON, Canada L6S 5Z1
Total owned by officers and directors		12,410,878	73.9%

(1)	Based on 16,843,878 shares outstanding as of this Report.

Item 13. Certain Relationships and Related Transactions and Director Independence

Director Independence

Presently, our sole director, Danny Iandoli, is the Company’s sole officer and as such we have no directors who would qualify as independent as defined in NASDAQ Marketplace Rules. Our director believes that retaining one or more additional directors who would qualify as independent would be overly costly, burdensome, and not warranted in the circumstances given the Company’s current stage of development.

13

Certain Relationships and Related Transactions

Item 14. Principal Accounting Fees and Services.

Fruci & Associates II, PLLC, is the Company’s registered independent accounting firm for the fiscal year ended March 31, 2021.

Audit Fees

There were no Audit Fees paid in the year ended March 31, 2021 and $14,980 paid in the year ended March 31, 2020.

Audit Related Fees

Tax Fees

There were no Tax Fees for years ended March 31, 2021 and 2020.

All Other Fees

There were no other fees for years ended March 31, 2021 and 2020.

14

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K

(a)	Financial Statements

Page

Report of Independent Registered Public Accounting Firm	20

Financial Statements for the years ended March 31, 2021 and 2020

Balance Sheet as of March 31, 2021 and 2020	F-2

Statement of Operations and Comprehensive Loss for the years ended March 31, 2021 and 2020	F-3

Statement of Changes in Stockholders’ Deficit for the years ended March 31, 2021 and 2020	F-4

Statements of Cash Flows for the years ended March 31, 2021 and 2020	F-5

Notes to Financial Statements	F-6 - F-13

(b)	Exhibits

15

 EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation *

3.2	Bylaws *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 filed on July 23, 2015.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Fixed herewith

16

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 23, 2024	SEGUIN NATURAL HAIR PRODUCTS INC.

	By:	/s/ Danny Iandoli
Danny Iandoli
Chief Executive Officer, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Chief Executive Officer and
/s/ Danny Iandoli	Director	April 23, 2024
Danny Iandoli

17