Form 10-Q
period 2021-06-30
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2025-07-30
CIK 1642363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2021

or

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

Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 30, 2025, there were 16,843,878 shares of the Company’s common stock issued and outstanding.

SEGUIN NATURAL HAIR PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2021

2

TABLE OF CONTENTS

Financial Statements

Seguin Natural Hair Products, Inc.

Balance Sheets

	June 30, 2021	March 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Prepaid expense	13,972	21,396
Total Current Assets	13,972	21,396
Total Assets	$13,972	$21,396
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$1,069	$7,431
Compensation payable	17,500	17,500
Advances from stockholders	236	236
Loan payable – related party	78,270	78,270
Total Current Liabilities	97,075	103,437

Total Liabilities	97,075	103,437

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Common stock par value $0.0001: 500,000,000 shares authorized; 14,578,506 shares issued and outstanding as of June 30, 2021 and March 31, 2021	1,457	1,457
Additional paid-in capital	190,915	190,915
Common shares to be issued	21,000	21,000
Accumulated deficit	(296,475)	(295,413)

Total Stockholders' Deficit	(83,103)	(82,041)

Total Liabilities and Stockholders' Deficit	$13,972	$21,396

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Operations

(Unaudited)

	For the three months ending June 30 ,
	2021	2020

Operating Expenses
Professional fees	$762	$-
General and administrative expenses	300	-

Total operating expenses	1,062	-

Loss from Operations	(1,062)	-

Income Tax Provision	-	-

Net Loss	$(1,062)	$-

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding: - basic and diluted	14,578,506	14,578,506

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Stockholders' Deficit

For the Three Months Ended June 30, 2021 and 2020

(Unaudited)

	Common Stock, $0.0001 Par Value			Additional		Total
	Number of		Shares to be	Paid-in	Accumulated	Stockholders'
	Shares	Amount	issued	Capital	Deficit	(Deficit)
Balance, March 31, 2020	14,578,506	$1,457	$21,000	$190,915	$(268,412)	$(55,040)

Capital Contribution	-	-	-	-	-	-

Net loss	-	-	-	-	-	-

Balance, June 30, 2020	14,578,506	$1,457	$21,000	$190,915	$(268,412)	$(55,040)

Balance, March 31, 2021	14,578,506	$1,457	$21,000	$190,915	$(295,413)	$(82,041)

Capital Contribution	-	-	-	-	-	-

Net loss	-	-	-	-	(1,062)	(1,062)

Balance, June 30, 2021	14,578,506	$1,457	$21,000	$190,915	$(296,475)	$(83,103)

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Cash Flows

(Unaudited)

For the three months ending June 30,

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,062)	$-
Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities:	-	-
Prepaid Expenses	7,424	-
Accrued expenses and other current liabilities	(6,362)	-

Net cash used in operating activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	-	-

Net cash provided by financing activities	-	-

Net change in cash	-	-

Cash at beginning of the reporting period	-	-

Cash at end of the reporting period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products Inc.

June 30, 2021 and 2020

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

Basis of Presentation

The accompanying interim unaudited financial statements and footnotes of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending March 31, 2022. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021.

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

Seguin Natural Hair Products Inc.

June 30, 2021 and 2020

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

June 30, 2021 and 2020

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

Seguin Natural Hair Products Inc.

June 30, 2021 and 2020

Notes to the Financial Statements

(Unaudited)

Revenue Recognition

The Company records revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

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

June 30, 2021 and 2020

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

There were no potentially dilutive common shares outstanding for the three months ended June 30, 2021 and 2020.

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

Seguin Natural Hair Products Inc.

June 30, 2021 and 2020

Notes to the Financial Statements

(Unaudited)

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

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2021, a net loss, and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Seguin Natural Hair Products Inc.

June 30, 2021 and 2020

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

Note 5 – Related Party Transactions

Related Party Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of June 30, 2021 and March 31, 2021, a total of $78,270 in advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Shareholder Advances

The balance owed to shareholders as of June 30, 2021 and March 31, 2021 was $236. The advances from shareholders are unsecured, non-interest bearing, and payable on demand.

Management Compensation Payable

The total compensation payable as of June 30, 2021 and March 31, 2021 is $17,500. The Company accrued $0 in compensation to be paid to Management for services rendered during the quarter ended June 30, 2021 and 2020.

Note 6- Subsequent Events

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

Results of Operations

For the three months ended June 30, 2021 and 2020

We did not generate any revenues during these periods. Operating expenses for the three months ended June 30, 2021, were $1,062 as compared to $0 for the three months ended June 30, 2020. The expenses were primarily reclassed to professional fees to maintain corporate governance.

The basic and diluted Net Loss per share of common stock for the three months ended June 30, 2021 and 2020 was $0 and $0. Until such time as we can implement our business plan we anticipate ongoing losses.

Liquidity and Capital Resources

At June 30, 2021 and March 31, 2021

We had nominal assets at both June 30, 2021, and March 31, 2021. As of June 30, 2021, we had $0 in cash as compared to $0 at March 31, 2021. Prepaid expenses amounted to $13,972 at June 30, 2021 compared to $21,396 at March 31, 2021. Total liabilities at June 30, 2021 were $97,075 including accrued expenses of $1,069, outstanding contractual obligations of $17,500, related party loan payable of $78,270, and advances from related stockholders of $236. Total liabilities at March 31, 2021 were $103,437 including accrued expenses of $7,431, outstanding contractual obligations of $17,500, related party loan payable of $78,270, and advances from related stockholders of $236. Advances from stockholders are due on demand with interest due on the outstanding balance. Unless our officers/related stockholders continue to advance funds to the Company, of which there can be no assurance, or the Company receives an infusion of capital, it is unlikely that the Company will continue operations. At June 30, 2021, we had an accumulated deficit of $296,475 as compared to $295,413 at March 31, 2021.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2021, a net loss, and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may never be sufficient to commence and support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds.

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

Changes in Internal Control Over Financial Reporting

During the period ended June 30, 2021, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

4

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

*Incorporated by reference to the Registration Statement on Form S-1 filed July 23, 2015.

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 2025

SEGUIN NATURAL HAIR PRODUCTS, INC.
(Registrant)

By:	/s/ Danny Iandoli
Danny Iandoli
Chief Executive Officer
Chief Financial Officer
(Principal Accounting Officer)

6