Form 10-Q
period 2021-09-30
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2025-07-30
CIK 1642363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2021

or

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

SEGUIN NATURAL HAIR PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2021

2

TABLE OF CONTENTS

Financial Statements

Seguin Natural Hair Products, Inc.

Balance Sheets

	September 30, 2021	March 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Prepaid expense	12,904	21,396
Total Current Assets	12,904	21,396

Total Assets	$12,904	$21,396

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$1,069	$7,431
Compensation payable	17,500	17,500
Advances from stockholders	236	236
Loan payable – related party	78,270	78,270
Total Current Liabilities	97,075	103,437

Total Liabilities	97,075	103,437

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Common stock par value $0.0001: 500,000,000 shares authorized; 14,578,506 shares issued and outstanding as of September 30, 2021 and March 31, 2021	1,457	1,457
Additional paid-in capital	190,915	190,915
Common shares to be issued	21,000	21,000
Accumulated deficit	(297,543)	(295,413)

Total Stockholders' Deficit	(84,171)	(82,041)

Total Liabilities and Stockholders' Deficit	$12,904	$21,396

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ending September 30,		For the Six Month Ending September 30,
	2021	2020	2021	2020

Operating Expenses
Professional fees	$1,068	$17,525	$1,830	$17,525
General and administrative expenses	-	-	300	-

Total operating expenses	1,068	17,525	2,130	17,525

Loss from Operations	(1,068)	(17,525)	(2,130)	(17,525)

Income Tax Provision	-	-	-	-

Net Loss	$(1,068)	$(17,525)	$(2,130)	$(17,525)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding: - basic and diluted	14,578,506	14,578,506	14,578,506	14,578,506

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Stockholders' Deficit

For the Six Months Ended September 30, 2021 and 2020

(Unaudited)

	Common Stock, $0.0001 Par Value			Additional		Total
	Number of		Shares to be	Paid-in	Accumulated	Stockholders'
	Shares	Amount	issued	Capital	Deficit	(Deficit)
Balance, March 31, 2020	14,578,506	$1,457	$21,000	$190,915	$(268,412)	$(55,040)

Net loss	-	-	-	-	-	-

Balance, June 30, 2020	14,578,506	$1,457	$21,000	$190,915	$(268,412)	$(55,040)

Net loss	-	-	-	-	(17,525)	(17,525)

Balance, September 30, 2020	14,578,506	$1,457	$21,000	$190,915	$(285,937)	$(72,565)

Balance, March 31, 2021	14,578,506	$1,457	$21,000	$190,915	$(295,413)	$(82,041)

Net loss		-	-	-	(1,062)	(1,062)

Balance, June 30, 2021	14,578,506	$1,457	$21,000	$190,915	$(296,475)	$(83,103)

Net loss	-	-	-	-	(1,068)	(1,068)

Balance, September 30, 2021	14,578,506	$1,457	$21,000	$190,915	$(297,543)	$(84,171)

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended September 30,

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,130)	$(17,525)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid Expenses	8,493	17,525
Accrued expenses and other current liabilities	(6,363)	-

Net cash used in operating activities	-	-

Net change in cash	-	-

Cash at beginning of the reporting period	-	-

Cash at end of the reporting period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products Inc.

September 30, 2021 and 2020

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

Seguin Natural Hair Products Inc.

September 30, 2021 and 2020

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

September 30, 2021 and 2020

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

September 30, 2021 and 2020

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

September 30, 2021 and 2020

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

There were no potentially dilutive common shares outstanding for the six months ended September 30, 2021 and 2020.

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

September 30, 2021 and 2020

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

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2021, a net loss, and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

September 30, 2021 and 2020

Notes to the Financial Statements

(Unaudited)

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

Note 5 – Related Party Transactions

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of September 30, 2021 and March 31, 2021, a total of $78,270 in advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Shareholder Advances

The balance owed to shareholders as of September 30, 2021 and March 31, 2021 was $236. The advances from shareholders are unsecured, non-interest bearing, and payable on demand.

Management Compensation Payable

The total compensation payable as of September 30, 2021 and March 31, 2021 is $17,500. The Company accrued $0 in compensation to be paid to Management for services rendered during the six-months ended September 30, 2021 and 2020.

Note 6 – Subsequent Events

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

Results of Operations

For the three month and six months ended September 30, 2021 and 2020

We did not generate any revenues during these periods. Operating expenses for the three months and six months ended September 30, 2021 were $1,068 and $2,130 as compared to $17,525 and $17,525 for the three months and six months ended September 30, 2020. The decrease in operating expenses for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 is primarily attributable to legal and accounting fees incurred in connection with the Company’s filings with the SEC.

The basic and diluted Net Loss per share of common stock for the three months ended September 30, 2021 and 2020 was $0 and $0. Until such time as we can implement our business plan we anticipate ongoing losses.

Liquidity and Capital Resources

At September 30, 2021 and March 31, 2021

We had nominal assets at both September 30, 2021 and March 31, 2021. As of September 30, 2021, we had $0 in cash as compared to $0 at March 31, 2021. Prepaid expenses amounted to $12,904 at September 30, 2021 compared to $21,396 at March 31, 2021. Total liabilities at September 30, 2021 were $97,075 including accrued expenses of $1,069, outstanding contractual obligations of $17,500, related party loan payable of $78,270, and advances from related stockholders of $236. Total liabilities at March 31, 2021 were $103,437 including accrued expenses of $7,431, outstanding contractual obligations of $17,500, related party loan payable of $78,270 and advances from related stockholders of $236. Advances from stockholders are due on demand with interest due on the outstanding balance. Unless our officers/related stockholders continue to advance funds to the Company, of which there can be no assurance, or the Company receives an infusion of capital, it is unlikely that the Company will continue operations. At September 30, 2021, we had an accumulated deficit of $297,543 as compared to $295,413 at March 31, 2021.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2021, a net loss, and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may never be sufficient to commence and support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds.

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

Changes in Internal Control over Financial Reporting

During the period ended September 30, 2021, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

4

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

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