Form 10-Q
period 2021-12-31
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2025-07-30
CIK 1642363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended December 31, 2021

or

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

SEGUIN NATURAL HAIR PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended December 31, 2021

2

TABLE OF CONTENTS

Financial Statements

Seguin Natural Hair Products, Inc.

Balance Sheets

	December 31, 2021 (Unaudited)	March 31, 2021

ASSETS
CURRENT ASSETS:
Cash	$-	$-
Prepaid expense	7,577	21,396
Total Current Assets	7,577	21,396

Total Assets	$7,577	$21,396

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$1,049	$7,431
Compensation payable	17,500	17,500
Advances from stockholders	236	236
Loan payable – related party	78,270	78,270
Total Current Liabilities	97,055	103,437

Total Liabilities	97,055	103,437

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Common stock par value $0.0001: 500,000,000 shares authorized; 16,843,878 and 14,578,506 shares issued and outstanding as of December 31, 2021 and March 31, 2021; respectively	1,684	1,457
Additional paid-in capital	211,688	190,915
Shares to be issued	-	21,000
Accumulated deficit	(302,850)	(295,413)

Total Stockholders' Deficit	(89,478)	(82,041)

Total Liabilities and Stockholders' Deficit	$7,577	$21,396

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ending December 31,		For the Nine Months Ending December 31,
	2021	2020	2021	2020

Operating Expenses
Professional fees	$5,307	$3,004	$7,137	$20,528
General and administrative expenses	-	110	300	110

Total operating expenses	5,307	3,114	7,437	20,638

Loss from Operations	(5,307)	(3,114)	(7,437)	(20,638)

Income Tax Provision	-	-	-	-

Net Income (Loss)	$(5,307)	$(3,114)	$(7,437)	$(20,638)

Net Loss per Common Share - Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding: - basic and diluted	15,151,073	14,578,506	14,768,665	14,578,506

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Stockholders' Deficit for the Nine Months ended December 31, 2021 and 2020

(Unaudited)

	Common Stock, $0.0001 Par Value			Additional		Total
	Number of Shares	Amount	Shares to be Issued	Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)

Balance, March 31, 2020	14,578,506	$1,457	$21,000	$190,915	$(268,412)	$(55,040)

Net loss	-	-	-	-	-	-

Balance, June 30, 2020	14,578,506	$1,457	$21,000	$190,915	$(268,412)	$(55,040)

Net loss		-	-	-	(17,525)	(17,525)

Balance, September 30, 2020	14,578,506	$1,457	$21,000	$190,915	$(285,937)	$(72,565)

Net loss		-	-	-	(3,114)	(3,114)

Balance, December 31, 2020	14,578,506	$1,457	$21,000	$190,915	$(289,051)	$(75,679)

Balance, March 31, 2021	14,578,506	$1,457	$21,000	$190,915	$(295,413)	$(82,041)

Net loss		-	-	-	(1,062)	(1,062)

Balance, June 30, 2021	14,578,506	$1,457	$21,000	$190,915	$(296,475)	$(83,103)

Net loss		-	-	-	(1,068)	(1,068)

Balance, September 30, 2021	14,578,506	$1,457	$21,000	$190,915	$(297,543)	$(84,171)

Issuance of common stock	2,265,372	227	(21,000)	20,773	-	-

Net loss		-	-	-	(5,307)	(5,307)

Balance, December 31, 2021	16,843,878	$1,684	$-	$211,688	$(302,850)	$(89,478)

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ending December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,437)	$(20,638)
Adjustments to reconcile net loss to net cash used in operating activities

Changes in fair value of derivative liability	-	-
Prepaid Expenses	13,820	3,014
Accounts payable	(20)	-
Accrued expenses and other current liabilities	(6,363)	(2,376)

Net cash used in operating activities	-	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan - related parties	-	20,000

Net cash provided by financing activities	-	20,000

Net change in cash	-	-

Cash at beginning of the reporting period	-	-

Cash at end of the reporting period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued in conjunction with debt conversion	$21,000	$-

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products Inc.
December 31, 2021 and 2020
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

Seguin Natural Hair Products Inc.
December 31, 2021 and 2020
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
December 31, 2021 and 2020
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
December 31, 2021 and 2020
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
December 31, 2021 and 2020
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

There were no potentially dilutive common shares outstanding for the nine months ended December 31, 2021 and 2020.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method.

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
December 31, 2021 and 2020
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

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2021, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
December 31, 2021 and 2020
Notes to the Financial Statements

(Unaudited)

Note 5– Equity

Issuance of Additional Shares for Conversion

On December 8, 2021, the Company issued 2,265,372 shares of common stock it had recorded as Shares to be Issued related to the December 2018 Debt Conversion (See Note 4).

Note 6– Related Party Transactions

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of December 31, 2021 and March 31, 2021, a total of $78,270 in advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Shareholder Advances

The balance owed to shareholders as of December 31, 2021 and March 31, 2021 was $236. The advances from shareholders are unsecured, non-interest bearing, and payable on demand.

Management Compensation Payable

The total compensation payable as of December 31, 2021 and March 31, 2021 is $17,500. The Company accrued $0 in compensation to be paid to Management for services rendered during the nine-months ended December 31, 2021 and 2020.

Note 7 - Subsequent Events

In accordance with ASC 855 “Subsequent Events”, the Company evaluated subsequent events after December 31, 2021 through the date these unaudited consolidated financial statements were issued and has no transactions or events requiring disclosure.

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

Results of Operations

For the three and nine months ended December 31, 2021 and 2020

We did not generate any revenues during these periods. Operating expenses for the three and nine months ended December 31, 2021 were $5,307 and $7,437 as compared to $3,114 and $20,638 for the three and nine months ended December 31, 2020. The increase in operating expenses for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020 is primarily attributable to legal and accounting fees incurred in connection with updating of the Company’s filings with the SEC during the three months ended December 31, 2021.

The decrease in operating expenses for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020 is primarily attributable to auditor and legal fees incurred during the nine months ended December 31, 2020.

The basic and diluted Net Loss per share of common stock for the three months ended December 31, 2021 and 2020 was $0 and $0. Until such time as we can implement our business plan we anticipate ongoing losses.

Liquidity and Capital Resources

At December 31, 2021 and March 31, 2021

We had nominal assets at both December 31, 2021 and March 31, 2021. As of December 31, 2021, we had $0 in cash as compared to $0 at March 31, 2021. Prepaid expenses amounted to $7,577 at December 31, 2021 compared to $21,396 at March 31, 2021. Total liabilities at December 31, 2021 were $97,055 including accrued expenses of $1,049, outstanding contractual obligations of $17,500, related party loan payable of $78,270, and advances from related stockholders of $236. Total liabilities at March 31, 2021 were $103,437 including accrued expenses of $7,431, outstanding contractual obligations of $17,500, related party loan payable of $78,270, and advances from related stockholders of $236. Advances from stockholders are due on demand with interest due on the outstanding balance. Unless our officers/related stockholders continue to advance funds to the Company, of which there can be no assurance, or the Company receives an infusion of capital, it is unlikely that the Company will continue operations. At December 31, 2021, we had an accumulated deficit of $302,850 as compared to $295,413 at March 31, 2021.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2021, a net loss, and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

3

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

Changes in Internal Control over Financial Reporting

During the period ended December 31, 2021, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

4

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

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