Form 10-K
period 2022-03-31
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2025-07-30
CIK 1642363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED MARCH 31, 2022

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

Large accelerated filer   ☐

Accelerated filer   ☐

Non-accelerated filer   ☒

Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $0 as of June 30, 2021.

There is no market for the comment equity of the registrant. As of July 15, 2025, there were 16,843,878. Shares of Common Stock issued and outstanding.

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

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

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

PART I

Item 1. Business

General Overview

We were incorporated on April 29, 2014, under the laws of the State of Nevada. We originally intended to engage in the business of developing, marketing, and selling shampoo, conditioner, and other hair care products made from natural ingredients. Initial operations included organization and incorporation, target market identification, marketing plans, capital formation and property acquisitions. However, we are no longer in the business of developing and selling shampoo, conditioner, or any other hair care products. We are presently considered a “shell company” and our current business plan is to seek to acquire a viable ongoing business either by acquisition, merger, or other form of business combination transaction. In accordance with our current business model, on December 28, 2017, we entered into an Agreement and Plan of Merger as amended January 9, 2018 (“Merger Agreement”), with Yuengling’s Ice Cream Corporation, a private Pennsylvania corporation (“Yuengling’s”). On June 13, 2018, the Company informed Yuengling’s by written notice that the Company has terminated the Agreement and Plan of Merger dated December 28, 2017. The reason for the termination was the failure of Yuengling’s to complete the audit of its financial statements as required by the terms of the Merger Agreement.

Corporate Facilities

Our administrative and executive offices located at 50 Yorkville Avenue, Unit 2803, Toronto, Ontario, Canada M4W 0A3 which are provided by our Chief Executive Officer without charge.

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and may take advantage of certain exemptions from certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” included but not limited to, not being required to comply with auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and exemptions from the requirements of holding a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year during which our revenues exceed $1.235 billion; (ii) the date on which we issue more than $1 billion of non-convertible debt in a three year period; (iii) the last day of the fiscal year following the fifth anniversary of the date of our first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act of 1933,as amended; or (iv) when the market value of our common stock that is held by non-affiliated exceeds $700 million as of the last business day of our most recently completed second fiscal quarter.

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

Item 3. Legal Proceedings

We are not involved in any legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not currently quoted on any interdealer quotation system, securities exchange or the OTC Pink inter-dealer quotation service maintained by OTC Markets Group Inc., accordingly, there is presently no active public market for our common stock.

As of the date of this report, we have 16,843,878 shares of common stock issued and outstanding held by 17 stockholders of record.

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

Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2022, we did not issue any shares of common or preferred stock.

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

Plan of Operations

At the present time, the Company has no business operations. The Company will continue to seek other business opportunities either through the acquisition of, or merger with, an existing company with ongoing business operations. As of March 31, 2022, the Company had not generated any revenues and had no income or cash flows from operations since inception. At March 31, 2022, the Company had a sustained net loss of $11,096 and had an accumulated deficit of $306,509.

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

Balance sheet at March 31, 2022 and 2021

Cash

At March 31, 2022 we had cash of $0 compared to $0 as of March 31, 2021.

Prepaid Assets

At March 31, 2022 we had prepaid expenses of $3,146 compared to $21,396 as at March 31, 2021.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2022 totaled $277 compared to $7,431 as at March 31, 2021.

Accrued compensation totaled $17,500 for the year ended March 31, 2022 and 2021 as the liability relates to service in a prior year period.

Payable to Related Parties

From time to time, the Company has received advances from its CEO to meet short-term working capital needs. As of March 31, 2022 and March 31, 2021, a total of $78,270 in advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Shareholder Advances and Receivable

Shareholder advances represent expenses paid by the owners from personal funds. The amount of advances at March 31, 2022 was $236 which was the same amount at March 31, 2021.

Income statement for the years ended March 31, 2022 and 2021

Revenues for the years ended March 31, 2022 and 2021

The Company did not have any revenues from any sources in 2022 or 2021 and no revenues are expected in the near term until the Company locates and completes an acquisition of an operational business.

Expenses for the years ended March 31, 2022 and 2021

Operating expenses decreased from $27,001 as of March 31, 2021 to $11,096 as of March 31, 2022. The decrease was principally attributable to a decrease in professional fees for legal and accounting services associated with the Company’s financial and periodic reports filed obligations with the SEC.

Liquidity and Capital Resources

At March 31, 2022 and March 31, 2021

We had nominal assets at both March 31, 2022 and March 31, 2021. As of March 31, 2022, we had $0 in cash as compared to $0 in cash at March 31, 2021. Total liabilities at March 31, 2022 were $96,283. At March 31, 2021, liabilities totaled $103,437. Unless our officers/related stockholders continue to advance funds to the Company, of which there can be no assurance, or the Company receives an infusion of capital, it is unlikely that the Company will continue operations. At March 31, 2022, we had an accumulated deficit of $306,509 as compared to $295,413 at March 31, 2021.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2022, a net loss, and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may never be sufficient to commence and support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and on its ability to raise additional funds.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

8

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS FOR THE YEARS ENDED MARCH 31, 2022 and 2021

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	10

PCAOB ID:5525-Fruci & Associates II, PLC

FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Stockholders’ Equity	F-4

Statements of Cash Flows	F-5

Notes to the Financial Statements	F-6 - F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Seguin Natural Hair Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Seguin Natural Hair Products, Inc. (“the Company”) as of March 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters.

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525
We have served as the Company’s auditor since 2019.

Spokane, Washington

July 30, 2025

SEGUIN NATURAL HAIR PRODUCTS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

TABLE OF CONTENTS

Financial Statements

Seguin Natural Hair Products, Inc.

Balance Sheets

	March 31,
	2022	2021

ASSETS
CURRENT ASSETS:
Cash	$-	$-
Prepaid expense	3,146	21,396

Total Current Assets	3,146	21,396
Total Assets	$3,146	$21,396

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$277	$7,431
Compensation payable	17,500	17,500
Advances from stockholders	236	236
Loan payable – related party	78,270	78,270
Total Current Liabilities	96,283	103,437

Total Liabilities	96,283	103,437

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Common stock par value $0.0001: 500,000,000 shares authorized; 16,843,878 and 14,578,506 shares issued and outstanding as of March 31, 2022, and March 31, 2021, respectively	1,684	1,457
Additional paid-in capital	211,688	190,915
Common shares to be issued	-	21,000
Accumulated deficit	(306,509)	(295,413)

Total Stockholders' Deficit	(93,137)	(82,041)

Total Liabilities and Stockholders' Deficit	$3,146	$21,396

See accompanying notes to the financial statements.

Seguin Natural Hair Products, Inc.

Statements of Operations

	For the Year Ended March 31,
	2022	2021

Operating Expenses
Professional fees	$10,046	$25,090
General and administrative expenses	1,050	1,911

Total operating expenses	11,096	27,001

Loss from Operations	(11,096)	(27,001)

Income Tax Provision	-	-

Net Loss	$(11,096)	$(27,001)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding: - basic and diluted	15,279,840	14,578,506

See accompanying notes to the financial statements.

Seguin Natural Hair Products, Inc.

Statements of Stockholders' Equity

For the Years Ended March 31, 2022 and 2021

	Common Stock, $0.0001 Par Value			Additional		Total
	Number of		Shares to be	Paid-in	Accumulated	Stockholders'
	Shares	Amount	issued	Capital	Deficit	(Deficit)

Balance, March 31, 2020	14,578,506	$1,457	$21,000	$190,915	$(268,412)	$(55,040)

Net loss	-	-	-	-	(27,001)	(27,001)

Balance, March 31, 2021	14,578,506	$1,457	$21,000	$190,915	$(295,413)	$(82,041)

Issuance of common stock	2,265,372	227	(21,000)	20,773	-	-

Net Loss	-	-	-	-	(11,096)	(11,096)

Balance, March 31, 2022	16,843,878	$1,684	$-	$211,688	$(306,509)	$(93,137)

See accompanying notes to the financial statements.

Seguin Natural Hair Products, Inc.

Statements of Cash Flows

	For the Year Ended March 31,

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,096)	$(27,001)
Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities:
Prepaid Expenses	18,250	3,015
Accounts payable and accrued expenses	(7,154)	3,986

Net cash used in operating activities	-	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan – related parties	-	20,000

Net cash provided by financing activities	-	20,000

Net change in cash	-	-

Cash at beginning of the reporting period	-	-

Cash at end of the reporting period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued in conjunction with debt conversion	$21,000	$-

See accompanying notes to the financial statements.

Seguin Natural Hair Products Inc.

March 31, 2022 and 2021

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

March 31, 2022 and 2021

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

March 31, 2022 and 2021

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

March 31, 2022 and 2021

Notes to the Financial Statements

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

Seguin Natural Hair Products Inc.

March 31, 2022 and 2021

Notes to the Financial Statements

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

There were no potentially dilutive common shares outstanding for the years ended March 31, 2022 and 2021.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU includes amendments that expand the existing reportable segment disclosure requirements and requires disclosure of (i) significant expense categories and amounts by reportable segment as well as the segment’s profit or loss measure(s) that are regularly provided to the chief operating decision maker (the “CODM”) to allocate resources and assess performance; (ii) how the CODM uses each reported segment profit or loss measure to allocate resources and assess performance; (iii) the nature of other segment balances contributing to reported segment profit or loss that are not captured within segment revenues or expenses; and (iv) the title and position of the individual or name of the group or committee identified as the CODM. This guidance requires retrospective application to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this guidance will result in the Company being required to include enhanced disclosures relating to its reportable segments. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company’s fiscal year beginning January 1, 2023 and subsequent interim periods. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

Seguin Natural Hair Products Inc.

March 31, 2022 and 2021

Notes to the Financial Statements

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

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2022, a net loss, and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

March 31, 2022 and 2021

Notes to the Financial Statements

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

Note 5 – Equity

Issuance of Additional Shares for Conversion

On December 8, 2021, the Company issued 2,265,372 shares of common stock it had recorded as Shares to be Issued related to the December 2018 Debt Conversion (See Note 4).

Note 6 – Related Party Transactions

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of March 31, 2022 and March 31, 2021, a total of $78,270 in advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Shareholder Advances

The balance owed to shareholders as of March 31, 2022 and March 31, 2021 was $236. The advances from shareholders are unsecured, non-interest bearing, and payable on demand.

Management Compensation Payable

During the years ended March 31, 2022 and 2021, the Company accrued $0 in compensation to be paid to Management for services rendered. The total compensation payable as of March 31, 2022 and 2021 is $17,500.

Note 7 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At March 31, 2022, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $305,145 that may be offset against future taxable income through 2037. No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $64,080 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Seguin Natural Hair Products Inc.

March 31, 2022 and 2021

Notes to the Financial Statements

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding the probability of its realization. The valuation allowance increased approximately $2,616  and $5,670  for the year ended March 31, 2022 and 2021, respectively.

Components of deferred tax assets in the balance sheets are as follows:

	March 31, 2022	March 31, 2021
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$64,366	$61,750

Less valuation allowance	(64,366)	(61,750)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the Year ended March 31, 2022	For the Year ended March 31, 2021
Federal statutory income tax rate	21.0%	21.0%

Note 8- Subsequent Events

Management has evaluated all subsequent events through July 30, 2025, the date the financial statement was available to be issued, There are no additional material events requiring disclosure or adjustment to the financial statement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A. Controls and Procedures

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework or COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of March 31, 2022. Management identified segregation of duties & maintenance of current accounting records as material weaknesses in internal control over financial reporting.

Management is in the continuous process of improving the internal control over financial reporting by engaging a Certified Public Accountant as a consultant to mitigate some of the identified weaknesses. The Company is still in its development stage and intends on bringing in necessary resources to address the weaknesses once full operations have commenced. Management concludes that internal control over financial reporting is ineffective at March 31, 2022.

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

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

As of the date of this report, the directors and officers of the Company are as follows:

NAME	AGE	POSITIONS AND OFFICES HELD
Danny Iandoli	60	President/CEO and Director

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

Audit Committee

At the present time, we do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its consolidated financial statements at this stage of its development. We have not formed a Compensation Committee, Nominating and Corporate Governance Committee or any other Board Committee as of the filing of this Annual Report.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16(a) of the Exchange Act

We are not subject to the reporting requirements of Section 12 of the Securities Exchange Act of 1934, as amended.

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

Name and Address of Beneficial Owner	Position	Common shares beneficially owned	Percent of Common shares beneficially owned (1)
Danny Iandoli	Pres/CEO, Director	11,618,878	69.0%
50 Yorkville Avenue, Unit 2803, Toronto, ON, Canada M4W 0A3

Total owned by officers and directors		11,618,878	69.0%

(1)	Based on 16,843,878 shares outstanding as of this Report.

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

Certain Relationships and Related Transactions

Item 14. Principal Accounting Fees and Services.

Fruci & Associates II, PLLC, is the Company’s registered independent accounting firm for the fiscal year ended March 31, 2022.

Audit Fees

There were Audit Fees of $17,500 and $17,500 for the years ended March 31, 2022 and 2021, respectively.

Audit Related Fees

There were no Audit Related Fees paid for the years ended March 31, 2022 and 2021.

Tax Fees

There were no Tax Fees for the years ended March 31, 2022 and 2021.

All Other Fees

There were no other fees for the years ended March 31, 2022 and 2021.

14

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K

(a)	Financial Statements

Page

Report of Independent Registered Public Accounting Firm	10

Financial Statements for the years ended March 31, 2022 and 2021

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Stockholders’ Equity	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 - F-13

(b)	Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

3(i)(a)	Articles of Incorporation (Filed as Exhibit 3.1 to Form S-1 July 23, 2015)

3.2	Bylaws (Filed as Exhibit 3.2 to Form S-1 July 23, 2015)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 filed on July 23, 2015.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 2025	SEGUIN NATURAL HAIR PRODUCTS INC.

	By:	/s/ Danny Iandoli
Danny Iandoli
Chief Executive Officer, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Chief Executive Officer and
/s/ Danny Iandoli	Director	July 30, 2025
Danny Iandoli

17