Form 10-Q
period 2022-06-30
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2026-09-24
CIK 1642363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2022

or

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

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

Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 24, 2026, there were 16,843,878 shares of the Company’s common stock issued and outstanding.

SEGUIN NATURAL HAIR PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2022

2

ITEM 1.  FINANCIAL STATEMENTS

TABLE OF CONTENTS

Financial Statements

Seguin Natural Hair Products, Inc.

Balance Sheets

	June 30, 2022	March 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Prepaid expense	2,346	3,146
Total Current Assets	2,346	3,146
Total Assets	$2,346	$3,146
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$574	$277
Compensation payable	17,500	17,500
Advances from stockholders	236	236
Loan payable – related party	78,270	78,270
Total Current Liabilities	96,580	96,283

Total Liabilities	96,580	96,283

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Common stock par value $0.0001: 500,000,000 shares authorized; 16,843,878 shares issued and outstanding as of June 30, 2022 and March 31, 2022	1,684	1,684
Additional paid-in capital	211,688	211,688
Accumulated deficit	(307,606)	(306,509)

Total Stockholders' Deficit	(94,234)	(93,137)

Total Liabilities and Stockholders' Deficit	$2,346	$3,146

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Operations

(Unaudited)

	For the three months ending June 30,
	2022	2021

Operating Expenses
Professional fees	$297	$762
General and administrative expenses	800	300

Total operating expenses	1,097	1,062

Loss from Operations	(1,097)	(1,062)

Income Tax Provision	-	-

Net Loss	$(1,097)	$(1,062)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding: - basic and diluted	16,843,878	14,578,506

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Stockholders' Deficit

For the Three Months Ended June 30, 2022 and 2021

(Unaudited)

	Common Stock, $0.0001 Par Value			Additional		Total
	Number of Shares	Amount	Shares to be issued	Paid-in Capital	Accumulated Deficit	Stockholders' (Deficit)

Balance, March 31, 2021	14,578,506	$1,457	$21,000	$190,915	$(295,413)	$(82,041)

Net loss	-	-	-	-	(1,062)	(1,062)

Balance, June 30, 2021	14,578,506	$1,457	$21,000	$190,915	$(296,475)	$(83,103)

Balance, March 31, 2022	16,843,878	$1,684	$-	$211,688	$(306,509)	$(93,137)

Net loss	-	-	-	-	(1,097)	(1,097)

Balance, June 30, 2022	16,843,878	$1,684	$-	$211,688	$(307,606)	$(94,234)

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Cash Flows

Unaudited

	For the Three Months Ending June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,097)	$(1,062)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid Expenses	800	7,424
Accrued expenses and other current liabilities	297	(6,362)

Net cash used in operating activities	-	-

Net change in cash	-	-

Cash at beginning of the reporting period	-	-

Cash at end of the reporting period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products Inc.

June 30, 2022 and 2021

Notes to the Financial Statements

(Unaudited)

Note 1 – Organization

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

Note 2 – Significant and Critical Accounting Policies and Practices

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

Basis of Presentation

The accompanying interim unaudited financial statements and footnotes of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending March 31, 2023. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022.

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

Seguin Natural Hair Products Inc.

June 30, 2022 and 2021

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

June 30, 2022 and 2021

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

June 30, 2022 and 2021

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

June 30, 2022 and 2021

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

There were no potentially dilutive common shares outstanding for the three months ended June 30, 2022 and 2021.

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

June 30, 2022 and 2021

Notes to the Financial Statements

(Unaudited)

Recently Issued Accounting Pronouncements

In April 2016, the FASB issued ASU 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The amendments in this Update are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company has reviewed the provisions of this ASU and determined there will be no material impact on our results of operations, cash flows or financial condition.

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company’s fiscal year beginning January 1, 2023 and subsequent interim periods. The Company is currently evaluating the impact this standard will have on its financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU includes amendments that expand the existing reportable segment disclosure requirements and requires disclosure of (i) significant expense categories and amounts by reportable segment as well as the segment’s profit or loss measure(s) that are regularly provided to the chief operating decision maker (the “CODM”) to allocate resources and assess performance; (ii) how the CODM uses each reported segment profit or loss measure to allocate resources and assess performance; (iii) the nature of other segment balances contributing to reported segment profit or loss that are not captured within segment revenues or expenses; and (iv) the title and position of the individual or name of the group or committee identified as the CODM. This guidance requires retrospective application to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this guidance will result in the Company being required to include enhanced disclosures relating to its reportable segments. The Company is currently evaluating the impact this standard will have on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as reconciling items that meet a quantitative threshold. Further, the ASU requires additional disclosures on income tax expense and taxes paid, net of refunds received, by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply it retrospectively. Early adoption is permitted. The adoption of this guidance will result in the Company being required to include enhanced income tax related disclosures. The Company is currently evaluating the impact this standard will have on its financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2022, a net loss, and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Seguin Natural Hair Products Inc.

June 30, 2022 and 2021

Notes to the Financial Statements

(Unaudited)

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

There were no common stock issuances during the three months ended June 30, 2022.

Seguin Natural Hair Products Inc.

June 30, 2022 and 2021

Notes to the Financial Statements

(Unaudited)

Note 6 – Related Party Transactions

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of June 30, 2022 and March 31, 2022, a total of $78,270 in advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Shareholder Advances

The balance owed to shareholders as of June 30, 2022 and March 31, 2022 was $236 and $236, respectively. The advances from shareholders are unsecured, non-interest bearing, and payable on demand.

Management Compensation Payable

The total compensation payable as of June 30, 2022 and March 31, 2022 was $17,500. The Company accrued $0 in compensation to be paid to Management for services rendered during the three months ended June 30, 2022 and 2021.

Note 7 – Subsequent Events

In accordance with ASC 855 “Subsequent Events”, the Company evaluated subsequent events after June 30, 2022 through the date these unaudited consolidated financial statements were issued and has no transactions or events requiring disclosure.

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

Results of Operations

For the three months ended June 30, 2022 and 2021

We did not generate any revenues during these periods. Operating expenses for the three months ended June 30, 2022 were $1,097 as compared to $1,062 for the three months ended June 30, 2021. The expenses were primarily reclassed to professional fees to maintain corporate governance.

The basic and diluted Net Loss per share of common stock for the three months ended June 30, 2022 and 2021 was $0 and $0. Until such time as we can implement our business plan we anticipate ongoing losses.

Liquidity and Capital Resources

At June 30, 2022 and March 31, 2022

We had nominal assets at both June 30, 2022 and March 31, 2022. As of June 30, 2022, we had $0 in cash as compared to $0 at March 31, 2022. Prepaid expenses amounted to $2,346 at June 30, 2022 compared to $3,146 at March 31, 2022. Total liabilities at June 30, 2022 were $96,580 including accrued expenses of $574, outstanding contractual obligations of $17,500, related party loan payable of $78,270, and advances from related stockholders of $236. Total liabilities at March 31, 2022 were $96,283 including accrued expenses of $277, outstanding contractual obligations of $17,500, related party loan payable of $78,270, and advances from related stockholders of $236. Advances from stockholders are due on demand with interest due on the outstanding balance. Unless our officers/related stockholders continue to advance funds to the Company, of which there can be no assurance, or the Company receives an infusion of capital, it is unlikely that the Company will continue operations. At June 30, 2022, we had an accumulated deficit of $307,606 as compared to $306,509 at March 31, 2022.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2022, a net loss, and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may never be sufficient to commence and support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds.

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

Changes in Internal Control Over Financial Reporting

During the period ended June 30, 2022, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

4

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation (Filed as exhibit 3.1 to Form S-1 July 23, 2015)
3.2	Bylaws (Filed as exhibit 3.2 to Form S-1 July 23, 2015)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2022 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 24, 2026

SEGUIN NATURAL HAIR PRODUCTS, INC.
(Registrant)

By:	/s/ Danny Iandoli
Danny Iandoli
Chief Executive Officer
Chief Financial Officer
(Principal Accounting Officer)

6