Form 10-Q
period 2022-09-30
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2026-09-24
CIK 1642363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2022

or

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

SEGUIN NATURAL HAIR PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2022

2

ITEM 1. FINANCIAL STATEMENTS

TABLE OF CONTENTS

Financial Statements

Seguin Natural Hair Products, Inc.

Balance Sheets

	September 30, 2022	March 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Prepaid expense	4,531	3,146
Total Current Assets	4,531	3,146

Total Assets	$4,531	$3,146

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$896	$277
Compensation payable	17,500	17,500
Advances from stockholders	236	236
Loan payable – related party	85,770	78,270
Total Current Liabilities	104,402	96,283

Total Liabilities	104,402	96,283

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Common stock par value $0.0001: 500,000,000 shares authorized; 16,843,878 shares issued and outstanding as of September 30, 2022 and March 31, 2022	1,684	1,684
Additional paid-in capital	211,688	211,688
Accumulated deficit	(313,243)	(306,509)

Total Stockholders' Deficit	(99,871)	(93,137)

Total Liabilities and Stockholders' Deficit	$4,531	$3,146

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ending September 30,		For the Six Months Ending September 30,
	2022	2021	2022	2021

Operating Expenses
Professional fees	$5,637	$1,068	$5,934	$1,830
General and administrative expenses	-	-	800	300

Total operating expenses	5,637	1,068	6,734	2,130

Loss from Operations	(5,637)	(1,068)	(6,734)	(2,130)

Income Tax Provision	-	-	-	-

Net Loss	$(5,637)	$(1,068)	$(6,734)	$(2,130)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding: - basic and diluted	16,843,878	14,578,506	16,843,878	14,578,506

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Stockholders' Deficit

For the Six Months Ended September 30, 2022 and 2021

(Unaudited)

	Common Stock, $0.0001 Par Value			Additional		Total
	Number of		Shares to be	Paid-in	Accumulated	Stockholders'
	Shares	Amount	issued	Capital	Deficit	(Deficit)
Balance, March 31, 2021	14,578,506	$1,457	$21,000	$190,915	$(295,413)	$(82,041)

Net loss	-	-	-	-	(1,062)	(1,062)

Balance, June 30, 2021	14,578,506	$1,457	$21,000	$190,915	$(296,475)	$(83,103)

Net loss	-	-	-	-	(1,068)	(1,068)

Balance, September 30, 2021	14,578,506	$1,457	$21,000	$190,915	$(297,543)	$(84,171)

Balance, March 31, 2022	16,843,878	$1,684	$-	$211,688	$(306,509)	$(93,137)

Net loss	-	-	-	-	(1,097)	(1,097)

Balance, June 30, 2022	16,843,878	$1,684	$-	$211,688	$(307,606)	$(94,234)

Net loss	-	-	-	-	(5,637)	(5,637)

Balance, September 30, 2022	16,843,878	$1,684	$-	$211,688	$(313,243)	$(99,871)

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Cash Flows

Unaudited

	For the Six Months Ended September 30,

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,734)	$(2,130)
Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities:
Prepaid Expenses	(1,386)	8,493
Accounts payable and accrued expenses	620	(6,363)

Net cash used in operating activities	(7,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans – related parties	7,500	-

Net cash provided by financing activities	7,500	-

Net change in cash	-	-

Cash at beginning of the reporting period	-	-

Cash at end of the reporting period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products Inc.

September 30, 2022 and 2021

Notes to the Financial Statements

(Unaudited)

Note 1 – Organization

Seguin Natural Hair Products Inc.

Seguin Natural Hair Products Inc. (the “Company”) was incorporated on April 29, 2014 under the laws of the State of Nevada. Initial operations have included organization and incorporation, target market identification, marketing plans, capital formation and property acquisitions. A substantial portion of the Company’s activities have involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has generated no revenues since inception.

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

Seguin Natural Hair Products Inc.

September 30, 2022 and 2021

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

September 30, 2022 and 2021

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

September 30, 2022 and 2021

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

September 30, 2022 and 2021

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

There were no potentially dilutive common shares outstanding for the six months ended September 30, 2022 and 2021.

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

September 30, 2022 and 2021

Notes to the Financial Statements

(Unaudited)

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

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2022, a net loss, and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Seguin Natural Hair Products Inc.

September 30, 2022 and 2021

Notes to the Financial Statements

(Unaudited)

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

There were no common stock issuances during the six months ended September 30, 2022.

Note 6 – Related Party Transactions

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of September 30, 2022 and March 31, 2022, a total of $85,770 and $78,270 in advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Seguin Natural Hair Products Inc.

September 30, 2022 and 2021

Notes to the Financial Statements

(Unaudited)

Shareholder Advances

The balance owed to shareholders as of September 30, 2022 and March 31, 2022 was $236. The advances from shareholders are unsecured, non-interest bearing, and payable on demand.

Management Compensation Payable

The total compensation payable as of September 30, 2022 and March 31, 2022 is $17,500. The Company accrued $0 in compensation to be paid to Management for services rendered during the six-months ended September 30, 2022 and 2021.

Note 7 – Subsequent Events

In accordance with ASC 855 “Subsequent Events”, the Company evaluated subsequent events after September 30, 2022 through the date these unaudited consolidated financial statements were issued and has no transactions or events requiring disclosure.

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

Overview

We were incorporated on April 29, 2014 in the State of Nevada. We are no longer in the business of developing and selling shampoo, conditioner or any other hair care products. We are a developmental stage company that has no assets or revenue. We have no track record and may never generate any revenue. An investment in our Company should be considered extremely risky as an investor could lose all of their investment if we fail to meet their goals and projections.

Plan of Operations

At the present time, the Company has no business operations. The Company will continue to seek other business opportunities either through the acquisition of, or merger with, an existing company with ongoing business operations.

Results of Operations

For the three month and six months ended September 30, 2022 and 2021

We did not generate any revenues during these periods. Operating expenses for the three months and six months ended September 30, 2022 were $5,637 and $6,734 as compared to $1,068 and $2,130 for the three months and six months ended September 30, 2021. The increase in operating expenses for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 is primarily attributable to legal and accounting fees incurred in connection with the Company’s filings with the SEC.

The increase in operating expenses for the six months ended September 30, 2022 as compared to the six months ended September 30, 2021 is primarily attributable to auditor and legal fees incurred during the six months ended September 30, 2022.

The basic and diluted Net Loss per share of common stock for the three months ended September 30, 2022 and 2021 was $0 and $0. Until such time as we can implement our business plan we anticipate ongoing losses.

Liquidity and Capital Resources

At September 30, 2022 and March 31, 2022

We had nominal assets at both September 30, 2022, and March 31, 2022. As of September 30, 2022, we had $0 in cash as compared to $0 at March 31, 2022. Prepaid expenses amounted to $4,531 at September 30, 2022 compared to $3,146 at March 31, 2022. Total liabilities at September 30, 2022 were $104,402 including accrued expenses of $896, outstanding contractual obligations of $17,500, related party loan payable of $85,770, and advances from related stockholders of $236. Total liabilities at March 31, 2022 were $96,283 including accrued expenses of $277, outstanding contractual obligations of $17,500, related party loan payable of $78,270, and advances from related stockholders of $236. Advances from stockholders are due on demand with interest due on the outstanding balance. Unless our officers/related stockholders continue to advance funds to the Company, of which there can be no assurance, or the Company receives an infusion of capital, it is unlikely that the Company will continue operations. At September 30, 2022, we had an accumulated deficit of $313,243 as compared to $306,509 at March 31, 2022.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2022, a net loss, and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may never be sufficient to commence and support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds.

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

Changes in Internal Control over Financial Reporting

During the period ended September 30, 2022, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

4

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation (Filed as exhibit 3.1 to Form S-1 July 23, 2015)
3.2	Bylaws (Filed as exhibit 3.2 to Form S-1 July 23, 2015)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2022 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

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