Form 10-Q
period 2022-12-31
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2026-09-24
CIK 1642363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended December 31, 2022

or

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

SEGUIN NATURAL HAIR PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended December 31, 2022

2

ITEM 1.  FINANCIAL STATEMENTS

TABLE OF CONTENTS

Financial Statements

Seguin Natural Hair Products, Inc.

Balance Sheets

	December 31, 2022 (unaudited)	March 31, 2022

ASSETS
CURRENT ASSETS:
Cash	$-	$-
Prepaid expense	2,588	3,146
Total Current Assets	2,588	3,146

Total Assets	$2,588	$3,146

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$7,338	$277
Compensation payable	17,500	17,500
Advances from stockholders	236	236
Loan payable – related party	89,040	78,270
Total Current Liabilities	114,114	96,283

Total Liabilities	114,114	96,283

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Common stock par value $0.0001: 500,000,000 shares authorized; 16,843,878 shares issued and outstanding as of December 31, 2022 and March 31, 2022	1,684	1,684
Additional paid-in capital	211,688	211,688
Accumulated deficit	(324,898)	(306,509)

Total Stockholders' Deficit	(111,526)	(93,137)

Total Liabilities and Stockholders' Deficit	$2,588	$3,146

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ending December 31,		For the Nine Months Ending December 31,
	2022	2021	2022	2021

Operating Expenses
Professional fees	$11,655	$5,307	$17,589	$7,137
General and administrative expenses	-	-	800	300

Total operating expenses	11,655	5,307	18,389	7,437

Loss from Operations	(11,655)	(5,307)	(18,389)	(7,437)

Income Tax Provision	-	-	-	-

Net Income (Loss)	$(11,655)	$(5,307)	$(18,389)	$(7,437)

Net Loss per Common Share - Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding: - basic and diluted	16,843,878	15,151,073	16,843,878	14,768,665

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Stockholders' Deficit

For the Nine Months Ended December 31, 2022 and 2021

(Unaudited)

	Common Stock, $0.0001 Par Value			Additional		Total
	Number of		Shares to be	Paid-in	Accumulated	Stockholders'
	Shares	Amount	issued	Capital	Deficit	(Deficit)
Balance, March 31, 2021	14,578,506	$1,457	$21,000	$190,915	$(295,413)	$(82,041)

Net loss	-	-	-	-	(1,062)	(1,062)

Balance, June 30, 2021	14,578,506	$1,457	$21,000	$190,915	$(296,475)	$(83,103)

Net loss	-	-	-	-	(1,068)	(1,068)

Balance, September 30, 2021	14,578,506	$1,457	$21,000	$190,915	$(297,543)	$(84,171)

Issuance of common stock	2,265,372	$227	(21,000)	20,773	-	-

Net loss	-	-	-	-	(5,307)	(5,307)

Balance, December 31, 2021	16,843,878	$1,684	$-	$211,688	$(302,850)	$(89,478)

Balance, March 31, 2022	16,843,878	$1,684	$-	$211,688	$(306,509)	$(93,137)

Net loss	-	-	-	-	(1,097)	(1,097)

Balance, June 30, 2022	16,843,878	$1,684	$-	$211,688	$(307,606)	$(94,234)

Net loss	-	-	-	-	(5,637)	(5,637)

Balance, September 30, 2022	16,843,878	$1,684	$-	$211,688	$(313,243)	$(99,871)

Net loss	-	-	-	-	(11,655)	(11,655)

Balance, December 31, 2022	16,843,878	$1,684	$-	$211,688	$(324,898)	$(111,526)

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ending December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,389)	$(7,437)
Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities:
Prepaid Expenses	558	13,820
Accounts payable and accrued expenses	7,061	(6,383)

Net cash used in operating activities	(10,770)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan - related parties	10,770	-

Net cash provided by financing activities	10,770	-

Net change in cash	-	-

Cash at beginning of the reporting period	-	-

Cash at end of the reporting period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued in conjunction with debt conversion	$-	$21,000

See accompanying notes to the unaudited financial statements.

Seguin Natural Hair Products Inc.
December 31, 2022 and 2021
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

Seguin Natural Hair Products Inc.
December 31, 2022 and 2021
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
December 31, 2022 and 2021
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
December 31, 2022 and 2021
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
December 31, 2022 and 2021
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

There were no potentially dilutive common shares outstanding for the nine months ended December 31, 2022 and 2021.

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
December 31, 2022 and 2021
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

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2022, a net loss, a negative working capital, and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Seguin Natural Hair Products Inc.
December 31, 2022 and 2021
Notes to the Financial Statements

(Unaudited)

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

Note 6 – Related Party Transactions

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of December 31, 2022 and March 31, 2022, a total of $89,040 and $78,270 in advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Shareholder Advances

The balance owed to shareholders as of December 31, 2022 and March 31, 2022 was $236. The advances from shareholders are unsecured, non-interest bearing, and payable on demand.

Seguin Natural Hair Products Inc.
December 31, 2022 and 2021
Notes to the Financial Statements

(Unaudited)

Management Compensation Payable

The total compensation payable as of December 31, 2022 and March 31, 2022 is $17,500. The Company accrued $0 in compensation to be paid to Management for services rendered during the nine months ended December 31, 2022 and 2021.

Note 7 – Subsequent Events

In accordance with ASC 855 “Subsequent Events”, the Company evaluated subsequent events after December 31, 2022 through the date these unaudited consolidated financial statements were issued and has no transactions or events requiring disclosure.

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

Results of Operations

For the three and nine months ended December 31, 2022 and 2021

We did not generate any revenues during these periods. Operating expenses for the three and nine months ended December 31, 2022 were $11,655 and $18,389 as compared to $5,307 and $7,437 for the three and nine months ended December 31, 2021. The increase in operating expenses for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021 is primarily attributable to legal and accounting fees incurred in connection with updating of the Company’s filings with the SEC during the three months ended December 31, 2022.

The increase in operating expenses for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021 is primarily attributable to auditor and legal fees incurred during the nine months ended December 31, 2022.

The basic and diluted Net Loss per share of common stock for the three months ended December 31, 2022 and 2021 was $0 and $0. Until such time as we can implement our business plan we anticipate ongoing losses.

Liquidity and Capital Resources

At December 31, 2022 and March 31, 2022

We had nominal assets at both December 31, 2022 and March 31, 2022. As of December 31, 2022, we had $0 in cash as compared to $0 at March 31, 2022. Prepaid expenses amounted to $2,588 at December 31, 2022 compared to $3,146 at March 31, 2022. Total liabilities at December 31, 2022 were $114,114 including accrued expenses of $7,338, outstanding contractual obligations of $17,500, related party loan payable of $89,040, and advances from related stockholders of $236. Total liabilities at March 31, 2022 were $96,283 including accrued expenses of $277, outstanding contractual obligations of $17,500, related party loan payable of $78,270, and advances from related stockholders of $236. Advances from stockholders are due on demand with interest due on the outstanding balance. Unless our officers/related stockholders continue to advance funds to the Company, of which there can be no assurance, or the Company receives an infusion of capital, it is unlikely that the Company will continue operations. At December 31, 2022, we had an accumulated deficit of $324,898 as compared to $306,509 at March 31, 2022.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2022, a net loss, a negative working capital, and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

During the period ended December 31, 2022, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

4

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation (Filed as exhibit 3.1 to Form S-1 July 23, 2015)
3.2	Bylaws (Filed as exhibit 3.2 to Form S-1 July 23, 2015)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2022 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

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