Form 10-K
period 2023-03-31
SEGUIN NATURAL HAIR PRODUCTS INC.
filed 2026-09-24
CIK 1642363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED MARCH 31, 2023

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $0 as of June 30, 2022.

There is no market for the comment equity of the registrant. As of September 24, 2026 there were 16,843,878. Shares of Common Stock issued and outstanding.

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

PART I

Item 1. Business

General Overview

We were incorporated on April 29, 2014, under the laws of the State of Nevada. We originally intended to engage in the business of developing, marketing and selling shampoo, conditioner, and other hair care products made from natural ingredients. Initial operations included organization and incorporation, target market identification, marketing plans, capital formation and property acquisitions. However, we are no longer in the business of developing and selling shampoo, conditioner, or any other hair care products. We are presently considered a “shell company” and our current business plan is to seek to acquire a viable ongoing business either by acquisition, merger, or other form of business combination transaction. In accordance with our current business model, on December 28, 2017, we entered into an Agreement and Plan of Merger as amended January 9, 2018 (“Merger Agreement”), with Yuengling’s Ice Cream Corporation, a private Pennsylvania corporation (“Yuengling’s”). On June 13, 2018, the Company informed Yuengling’s by written notice that the Company has terminated the Agreement and Plan of Merger dated December 28, 2017. The reason for the termination was the failure of Yuengling’s to complete the audit of its financial statements as required by the terms of the Merger Agreement.

Corporate Facilities

Our administrative and executive offices located at 50 Yorkville Avenue, Unit 2803, Toronto, ON, Canada M4W 0A3 which are provided by our Chief Executive Officer without charge.

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

Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2023, we did not issue any shares of common or preferred stock.

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

Plan of Operations

At the present time, the Company has no business operations. The Company will continue to seek other business opportunities either through the acquisition of, or merger with, an existing company with ongoing business operations. As of March 31, 2023, the Company had not generated any revenues and had no income or cash flows from operations since inception. At March 31, 2023, the Company sustained net loss of $21,584 and had an accumulated deficit of $328,093.

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

Balance sheet at March 31, 2023 and 2022

Cash

At March 31, 2023 we had cash of $0 compared to $0 as of March 31, 2022.

Prepaid Assets

At March 31, 2023 we had prepaid expenses of $0 compared to $3,146 as at March 31, 2022.

Accrued Liabilities

Accrued liabilities at March 31, 2023 totaled $1,464 compared to $277 as at March 31, 2022.

Accrued compensation totaled $17,500 for the year ended March 31, 2023 and 2022 as the liability relates to service in a prior year period.

Payable to Related Parties

From time to time, the Company has received advances from its CEO to meet short-term working capital needs. As of March 31, 2023 and March 31, 2022, a total of $95,521 and $78,270 in advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Shareholder Advances and Receivable

Shareholder advances represent expenses paid by the owners from personal funds. The amount of advances at March 31, 2023 was $236 which was the same amount at March 31, 2022.

Income statement for the years ended March 31, 2023 and 2022

Revenues for the years ended March 31, 2023 and 2022

The Company did not have any revenues from any sources in 2023 or 2022 and no revenues are expected in the near term until the Company locates and completes an acquisition of an operational business.

Expenses for the years ended March 31, 2023 and 2022

Operating expenses increased from $11,096 as of March 31, 2022 to $21,584 as of March 31, 2023. The increase was principally attributable to an increase in professional fees for legal and accounting services associated with the Company’s financial and periodic reports filed obligations with the SEC.

Liquidity and Capital Resources

At March 31, 2023 and March 31, 2022

We had nominal assets at both March 31, 2023 and March 31, 2022. As of March 31, 2023, we had $0 in cash as compared to $0 in cash at March 31, 2022. Prepaid expenses amounted to $0 at March 31, 2023 compared to $3,146 at March 31, 2022. Total liabilities at March 31, 2023 were $114,721 including accrued expenses of $1,464, outstanding contractual obligations of $17,500, related party loan payable of $95,521, and advances from related stockholders of $236. Total liabilities at March 31, 2022 were $96,283 including accrued expenses of $277, outstanding contractual obligations of $17,500, related party loan payable of $78,270, and advances from related stockholders of $236. Advances from stockholders are due on demand with interest due on the outstanding balance. Unless our officers/related stockholders continue to advance funds to the Company, of which there can be no assurance, or the Company receives an infusion of capital, it is unlikely that the Company will continue operations. At March 31, 2023, we had an accumulated deficit of $328,093 as compared to $306,509 at March 31, 2022.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2023, a net loss, and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

The preparation of our accompanying financial statements in accordance with generally accepted accounting principles is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider the accounting policies discussed below to be critical to the understanding of our Financial Statements. Actual results could differ from our estimates and assumptions, and any such differences could be material to our Financial Statements.

Valuation Allowance for Deferred Tax Assets. The Company records deferred tax assets for deductible temporary differences and net operating loss (“NOL”) carryforwards. Management evaluates the realizability of deferred tax assets and records a valuation allowance when, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, management considers, among other factors, the Company’s history of cumulative losses, expectations regarding future taxable income, the reversal of existing taxable temporary differences and available tax-planning strategies. Based on the Company’s historical operating losses and the uncertainty regarding the generation of sufficient future taxable income, management has concluded that it is more likely than not that the Company’s net deferred tax assets will not be realized and, accordingly, has recorded a full valuation allowance.

8

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS FOR THE YEARS ENDED MARCH 31, 2023 and 2022

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	10

PCAOB ID:5525-Fruci & Associates II, PLC

FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Stockholders’ Deficit	F-4

Statements of Cash Flows	F-5

Notes to the Financial Statements	F-6 - F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Seguin Natural Hair Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Seguin Natural Hair Products, Inc. (“the Company”) as of March 31, 2023 and 2022, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

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

Spokane, Washington

September 24, 2026

SEGUIN NATURAL HAIR PRODUCTS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

TABLE OF CONTENTS

Financial Statements

Seguin Natural Hair Products, Inc.

Balance Sheets

	March 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash	$-	$-
Prepaid expense	-	3,146

Total Current Assets	-	3,146
Total Assets	$-	$3,146

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,464	$277
Compensation payable	17,500	17,500
Advances from stockholders	236	236
Loan payable – related party	95,521	78,270
Total Current Liabilities	114,721	96,283

Total Liabilities	$114,721	$96,283

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Common stock par value $0.0001: 500,000,000 shares authorized; 16,843,878 shares issued and outstanding as of March 31, 2023 and March 31, 2022, respectively	$1,684	$1,684
Additional paid-in capital	211,688	211,688
Accumulated deficit	(328,093)	(306,509)

Total Stockholders' Deficit	(114,721)	(93,137)

Total Liabilities and Stockholders' Deficit	$-	$3,146

See accompanying notes to the financial statements.

Seguin Natural Hair Products, Inc.

Statements of Operations

	For the Year Ended March 31,
	2023	2022

Operating Expenses
Professional fees	$20,034	$10,046
General and administrative expenses	1,550	1,050

Total operating expenses	21,584	11,096

Loss from Operations	(21,584)	(11,096)

Income Tax Provision	-	-

Net Loss	$(21,584)	$(11,096)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding: - basic and diluted	16,843,878	15,279,840

See accompanying notes to the financial statements.

Seguin Natural Hair Products, Inc.

Statements of Stockholders' Deficit

For the Years Ended March 31, 2023 and 2022

	Common Stock, $0.0001 Par Value			Additional		Total
	Number of		Shares to be	Paid-in	Accumulated	Stockholders'
	Shares	Amount	issued	Capital	Deficit	Deficit

Balance, March 31, 2021	14,578,506	$1,457	$21,000	$190,915	$(295,413)	$(82,041)

Issuance of common stock	2,265,372	227	(21,000)	20,773	-	-

Net loss	-	-	-	-	(11,096)	(11,096)

Balance, March 31, 2022	16,843,878	$1,684	$-	$211,688	$(306,509)	$(93,137)

Net Loss	-	-	-	-	(21,584)	(21,584)

Balance, March 31, 2023	16,843,878	$1,684	$-	$211,688	$(328,093)	$(114,721)

See accompanying notes to the financial statements.

Seguin Natural Hair Products, Inc.

Statements of Cash Flows

	For the Years Ended March 31,

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,584)	$(11,096)
Adjustments to reconcile net loss to net cash used in operating activities
Prepaid Expenses	3,146	18,250
Accounts payable and accrued expenses	1,187	(7,154)

Net cash used in operating activities	(17,251)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan – related parties	17,251	-

Net cash provided by financing activities	17,251	-

Net change in cash	-	-

Cash at beginning of the reporting period	-	-

Cash at end of the reporting period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued in conjunction with debt conversion	$-	$21,000

See accompanying notes to the financial statements.

Seguin Natural Hair Products Inc.

March 31, 2023 and 2022

Notes to the Financial Statements

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

March 31, 2023 and 2022

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

March 31, 2023 and 2022

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

March 31, 2023 and 2022

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

March 31, 2023 and 2022

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

There were no potentially dilutive common shares outstanding for the years ended March 31, 2023 and 2022.

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

Seguin Natural Hair Products Inc.

March 31, 2023 and 2022

Notes to the Financial Statements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as reconciling items that meet a quantitative threshold. Further, the ASU requires additional disclosures on income tax expense and taxes paid, net of refunds received, by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply it retrospectively. Early adoption is permitted. The adoption of this guidance will result in the Company being required to include enhanced income tax-related disclosures. The Company is currently evaluating the impact this standard will have on its financial statements.

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

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2023, a net loss, and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

March 31, 2023 and 2022

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

Note 5 – Equity

The Company is authorized to issue 500,000,000 common shares, par value $0.0001 per share as of March 31, 2023 and 2022. As of March 31, 2023 and 2022, the Company had 16,843,878 common shares issued and outstanding. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of the Company for a vote.

Issuance of Additional Shares for Conversion

On December 8, 2021, the Company issued 2,265,372 shares of common stock it had recorded as Shares to be Issued related to the December 2018 Debt Conversion (See Note 4).

Note 6 – Related Party Transactions

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of March 31, 2023 and March 31, 2022, a total of $95,521 and $78,270 in advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Shareholder Advances

The balance owed to shareholders as of March 31, 2023 and March 31, 2022 was $236. The advances from shareholders are unsecured, non-interest bearing, and payable on demand.

Management Compensation Payable

During the years ended March 31, 2023 and 2022, the Company accrued $0 in compensation to be paid to Management for services rendered. The total compensation payable as of March 31, 2023 and 2022 is $17,500.

Note 7 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At March 31, 2023, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $326,729 that may be offset against future taxable income through 2037. No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $68,613 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Seguin Natural Hair Products Inc.

March 31, 2023 and 2022

Notes to the Financial Statements

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding the probability of its realization. The valuation allowance increased approximately $4,533 and $2,616 for the year ended March 31, 2023 and 2022, respectively.

Components of deferred tax assets in the balance sheets are as follows:

	March 31, 2023	March 31, 2022
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$68,613	$64,366

Less valuation allowance	(68,613)	(64,366)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the Year ended March 31, 2023	For the Year ended March 31, 2022
Federal statutory income tax rate	21.0%	21.0%

Note 8- Subsequent Events

Management has evaluated all subsequent events through September 16, 2026, the date the financial statement was available to be issued. There are no additional material events requiring disclosure or adjustment to the financial statement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A. Controls and Procedures

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework or COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of March 31, 2023. Management identified segregation of duties & maintenance of current accounting records as material weaknesses in internal control over financial reporting.

Management is in the continuous process of improving the internal control over financial reporting by engaging a Certified Public Accountant as a consultant to mitigate some of the identified weaknesses. The Company is still in its development stage and intends on bringing in necessary resources to address the weaknesses once full operations have commenced. Management concludes that internal control over financial reporting is ineffective at March 31, 2023.

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

Audit Committee

At the present time, we do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development. We have not formed a Compensation Committee, Nominating and Corporate Governance Committee or any other Board Committee as of the filing of this Annual Report.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Danny Iandoni	2023	-	-	-	-	-	-	-
Chief Executive Officer and Chairman	2022	-	-	-	-	-	-	-

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

Certain Relationships and Related Transactions

Item 14. Principal Accounting Fees and Services.

Fruci & Associates II, PLLC, is the Company’s registered independent accounting firm for the fiscal year ended March 31, 2023.

Audit Fees

There were Audit Fees of $3,270 and $17,500 for the years ended March 31, 2023 and 2022, respectively.

Audit Related Fees

There were no Audit Related Fees paid for the years ended March 31, 2023 and 2022.

Tax Fees

There were no Tax Fees for years ended March 31, 2023 and 2022.

All Other Fees

There were no other fees for years ended March 31, 2023 and 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

Date: September 24, 2026	SEGUIN NATURAL HAIR PRODUCTS INC.

	By:	/s/ Danny Iandoli
Danny Iandoli
Chief Executive Officer, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Chief Executive Officer and
/s/ Danny Iandoli	Director	September 24, 2026
Danny Iandoli

16